Form 10-Q
period 1995-09-30
BARRISTER INFORMATION SYSTEMS CORP
filed 1995-11-13
CIK 754128

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended         September 29, 1995
                  ----------------------------------

Commission file number    0-14063
                       -----------------------------

                   BARRISTER INFORMATION SYSTEMS CORPORATION
             (Exact name of Registrant as specified in its charter)



         New York                                  16-1176561
(State or other jurisdiction of                    (I.R.S. Employer
incorporation of organization)                     Identification No.)


465 Main Street, Buffalo, New York                 14203
(Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code (716) 845-5010

                          Not Applicable
------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes __X__       No _____

         Class                               Outstanding at November 3, 1995
------------------------------------------------------------------------------
Common $.24 Par Value                               6,189,972 Shares

                        BARRISTER INFORMATION SYSTEMS
                              CORPORATION INDEX


                                                                  Page
                                                                  Number
                                                                  ------
PART I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements

  Condensed Balance Sheets at
  September 29, 1995 and March 31, 1995   . . . . . . . . . . . .   3

  Condensed Statements of Operations -
  Three and Six Months Ended
  September 29, 1995 and September 30, 1994 . . . . . . . . . . .   4

  Statement of Shareholders' Equity -
  Six Months Ended September 29, 1995 . . . . . . . . . . . . . .   5

  Condensed Statements of Cash Flows -
  Six Months Ended September 29, 1995
  and September 29, 1994  . . . . . . . . . . . . . . . . . . . .   6

  Notes to Condensed Financial Statements . . . . . . . . . . . .   7


  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations  . . . . . . . . . . . . . . . . . . . .   8


PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .  11

                        PART I.   FINANCIAL INFORMATION
                   BARRISTER INFORMATION SYSTEMS CORPORATION

                            Condensed Balance Sheets
                                 (In thousands)

                                            September 29   March 31
                                                 1995        1995
                                            ------------   --------
                ASSETS

Cash                                         $     49    $    184
Accounts receivable                             1,505       1,565
Inventories:
   Service parts                                3,551       3,823
   Other                                          195         182
Prepaid expenses                                   45          43
                                               ------      ------
       Total current assets                     5,345       5,797
                                               ------      ------

Equipment and leasehold
   improvements, at cost                        4,093       4,184
Less accumulated depreciation                   3,594       3,619
                                               ------      ------
       Net equipment and leasehold
          improvements                            499         565
                                               ------      ------

Software production costs                         269         132
Other assets                                       44          50
                                               ------      ------
                                             $  6,157    $  6,544
                                               ======      ======


     LIABILITIES AND SHAREHOLDERS' EQUITY

Note payable to bank                         $    250    $    250
Current installments of long-term debt            470          96
Accounts payable                                  689         933
Accrued compensation and benefits                 383         572
Customer advances and unearned revenue          1,161         956
Other liabilities                                 159         110
                                               ------      ------
       Total current liabilities                3,112       2,917
                                               ------      ------

Long-term debt, excluding current installments
   ($2,085 in September and $2,392 in March
    to a related party)                         2,638       3,329

Shareholders' equity:
   Preferred stock                                 -           -
   Common stock ($.24 par value)                1,486       1,486
   Additional paid-in capital                  19,788      19,788
   Accumulated deficit                        (20,867)    (20,976)
                                               ------      ------
       Total shareholders' equity                 407         298
                                               ------      ------
                                             $  6,157    $  6,544
                                               ======      ======


See accompanying notes to condensed financial statements.

                   BARRISTER INFORMATION SYSTEMS CORPORATION

                       Condensed Statements of Operations
                     (In thousands, except per share data)



                           Three Months Ended   Six Months Ended
                           ------------------   ----------------
                            Sept.29  Sept.30   Sept.29   Sept.30
                              1995     1994      1995      1994
                             ------   ------    ------    ------
Revenues:
 Product sales              $   340  $   580   $   749   $ 1,433
 Services                     2,992    3,257     6,210     6,369
                             ------   ------    ------    ------
   Total revenues             3,332    3,837     6,959     7,802
                             ------   ------    ------    ------

Costs and expenses:
 Cost of product sales          197      443       375     1,135
 Cost of services             2,538    2,506     5,111     5,081
                             ------   ------    ------    ------
   Total cost of revenues     2,735    2,949     5,486     6,216
                             ------   ------    ------    ------

 Selling, general and
   administrative expenses      622      639     1,320     1,367
 Product development and
   engineering                   94      154       191       336
                             ------   ------    ------    ------
   Total costs and expenses   3,451    3,742     6,997     7,919
                             ------   ------    ------    ------

Operating income (loss)        (119)      95       (38)     (117)

Interest expense:
 Related party                   43       48       108        89
 Other                           15       12        27        24
                             ------   ------    ------    ------
   Total interest                58       60       135       113
                             ------   ------    ------    ------
Income (loss) before
  extraordinary item        $  (177) $    35   $  (173)  $  (230)

Extraordinary gain on
  reduction of debt             282       -        282        -
                             ------   ------    ------    ------
Net income (loss)           $   105  $    35   $   109   $  (230)
                             ======   ======    ======    ======

Per common and common
  equivalent share:
   Income (loss) before
    extraordinary item      $ (0.03) $  0.01   $ (0.03)  $ (0.04)
   Extraordinary item          0.05       -       0.05        -
   Net income (loss)        $  0.02  $  0.01   $  0.02   $ (0.04)
                             ======   ======    ======    ======

Weighted average number of
  common and common
  equivalent shares
  outstanding                 6,292    6,170     6,264     5,155
                             ======   ======    ======    ======


 See accompanying notes to condensed financial statements.

                   BARRISTER INFORMATION SYSTEMS CORPORATION

                       Statement of Shareholders' Equity
                                 (In thousands)



                                       Additional
                                Common   paid-in  Accumulated
                                 Stock   capital    deficit     Total
                                ------  ---------  ---------    -----
Balance at March 31, 1995     $ 1,486  $ 19,788  $ (20,976)  $   298

Net income                         -         -         109       109

                                _____    ______     ______     _____
Balance at September 29, 1995 $ 1,486  $ 19,788  $ (20,867)  $   407
                                =====    ======     ======     =====





Common stock - 6,189,972 shares issued and outstanding at
                 September 29, 1995 and March 31, 1995.






See accompanying notes to condensed financial statements.

                   BARRISTER INFORMATION SYSTEMS CORPORATION

                       Condensed Statements of Cash Flows
                                 (In thousands)

                                                   Six Months Ended
                                                   ----------------
                                                  Sept.29    Sept.30
                                                    1995       1994
                                                   ------     ------
Cash flows from operating activities:
   Net income (loss)                             $   109    $  (230)
   Adjustments to reconcile net income (loss)
    to net cash provided (used) by
    operating activities:
      Depreciation and amortization                  149        154
      Loss on disposal of equipment                   -          (4)
      Extraordinary gain on reduction of debt       (282)        -
      Changes in current assets and liabilities:
       Accounts receivable                            60         59
       Inventories                                   259       (253)
       Prepaid expenses                               (2)        (2)
       Accounts payable                             (244)      (204)
       Accrued compensation and benefits            (189)      (414)
       Customer advances and unearned revenues       205        211
       Other liabilities                              49         20
                                                   -----      -----
         Net cash provided (used)
           by operating activities                   114       (663)
                                                   -----      -----

Cash flows from investing activities:
   Additions to equipment and leasehold
    improvements                                     (65)       (60)
   Additions to software production costs           (155)        -
   Proceeds on sale of equipment                                  6
   Other                                               6         14
                                                   -----      -----
         Net cash used in investing activities      (214)       (40)
                                                   -----      -----

Cash flows from financing activities:
   Net repayment of debt                             (35)       (61)
         Net cash used by                          -----      -----
            financing activities                     (35)       (61)
                                                   -----      -----

Net decrease in cash                                (135)      (764)
Cash at beginning of period                          184        804
                                                   -----      -----
Cash at end of period                            $    49    $    40
                                                   =====      =====


Supplemental disclosure of cash flow information:

      Interest paid                              $   199    $   113
                                                   =====      =====

Non-cash financing activities:

      Conversion of long-term debt to
       preferred stock                           $    -     $   250
                                                   =====      =====


See accompanying notes to condensed financial statements.

                 BARRISTER INFORMATION SYSTEMS CORPORATION


                    Notes to Condensed Financial Statements

1. In the opinion of management, the accompanying financial statements present fairly the financial position, results of operations and cash flows for the periods shown. The second quarter results for each year represent 13 weeks of operations ended Friday, September 29, 1995 and September 30, 1994. The financial data included herein was compiled in accordance with the same accounting policies applied to the Company's audited annual financial statements. Any adjustments made were of a normal recurring nature.

     The results of operations for the six month period ended September 29, 1995 are not necessarily indicative of the results expected for the full year.


2. A summary of long-term debt follows:

                                             Sept. 29   March 31
                                               1995       1995
                                              ------     ------
                                                (In thousands)
                                                --------------
Working capital note with
 BIS Partners, L.P.                         $   285    $   285
Term note with BIS Partners. L.P.             1,800      2,108
Other                                         1,023      1,032
                                             ------     ------
    Total long-term debt                      3,108      3,425
Less current installments                       470         96
                                             ------     ------
Long term debt, excluding
  current installments                      $ 2,638    $ 3,329
                                             ======     ======


On August 31, 1995, BIS Partners, L.P. (BIS) agreed to cancel $450,000 of long-term debt and to reduce the interest rate on the remaining debt to 8 percent. In addition, the repayment terms were modified to interest-only through March 31, 1996, with repayment in 36 equal installments thereafter.
In accordance with this agreement, the Company reduced the amount of debt owed to BIS to equal the total cash to be repaid to BIS for both principal and interest. This resulted in a second quarter extraordinary gain of $282,000. All future payments to BIS will be recorded as a reduction in the debt balance. In connection with this transaction, the Company issued warrants to BIS to purchase 450,000 shares of its capital stock at $1.9375 per share (the fair market value at issue date), exercisable through August 31, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition
-------------------
The Company experienced a net decrease in cash of $135,000 for the first six months of fiscal 1996. Cash used for investing activities (additions to equipment and software production costs) and financing activities exceeded the cash provided by operating activities of $114,000. The positive cash from operations was realized from depreciation and amortization, lower levels of inventories and receivables and increased customer advances and unearned revenues. These amounts were sufficient to offset the loss before extraordinary item and reductions in accounts payable and other accrued expenses. This result also compared very favorably to a decrease of $764,000 in cash for the first six months of the prior year.

The Company plans to meet its cash requirements for fiscal 1996 by continuing to generate positive cash flow from operating activities. The Company has earned a profit before extraordinary item in four out of the last five quarters and believes it is properly positioned to achieve growth in Javelan sales which have high profit margins. In addition, the Company plans to minimize investments in new assets and debt repayment during 1996. While the Company plans to incur an increase in capitalized software, it also expects a further decrease in the net amount of equipment and leasehold improvements and a reduction in the level of inventories. BIS Partners, L.P. agreed to cancel $450,000 of its debt in August, 1995, to receive interest-only payments on its debt during fiscal 1996, and to provide a $500,000 line of credit through June 30, 1996. There has been no borrowing under this line of credit. Finally, the Company believes that additional financing sources will become available as its operational performance improves.


Results of Operations
---------------------
For the quarter ended September 29, 1995, total revenues decreased 13.2% from the same quarter in 1994, with a net loss before extraordinary item of $177,000 compared to a net profit of $35,000 in the second quarter of the prior year. For the six month period ended September 29, 1995, total revenues decreased 10.8% compared with the six months ended September 30, 1994. The six month net loss before extraordinary item was $173,000 compared to a net loss of $230,000 incurred in the comparable period for the prior year. After taking the extraordinary item into account, a net profit of $105,000 was incurred in the second quarter of the current year and a net profit of $109,000 was incurred for the first six months. The principal reason for the loss before extraordinary item incurred in the second quarter was lower services revenues at the same time an increase in services expenses was incurred.

Product sales decreased 41.4% for the comparable second quarter, and 47.7% for the comparable first six months. This was primarily due to a de-emphasis of the sale of low margin commodity products. However, an increase was realized in the sale of Javelan, the Company's windows-based management software product which has only a small associated cost of sales. As a result, margins on product sales improved from 23.6% to 42.1% for the comparable second quarter and from 20.8% to 49.9% for the comparable six month period.

Services revenues decreased 8.1% for the comparable second quarter and 2.5% for the comparable six month periods. These decreases were principally the result of decreased revenues from hardware time and material billings and software maintenance contracts. In addition, two large hardware maintenance contracts did not renew effective August 1, 1995 based on customer decisions to do self maintenance. This was the primary reason for the drop in services revenues from the first to the second quarter of this fiscal year. The Company is actively pursuing new contracts to replace those that did not renew. Margins on services revenues decreased for the comparable second quarters and six month periods as the cost of providing services increased by 1.3% and 0.6%, respectively. Savings in labor costs have been offset by increased costs for parts utilized to maintain equipment.

The Company experienced a small decrease in the amount of selling, general and administrative expenses it incurred in the comparable second quarters and first six month periods. However, due to lower levels of revenues, these expenses increased from 16.7% to 18.7% of total revenue for the comparable quarters and from 17.5% to 19.0% for the comparable six month periods. Expenditures for product development and engineering, before taking into account amounts capitalized and amortized for software production costs, were approximately the same for the comparable periods.

Interest expense increased from 1.6% to 1.7% of total revenues for the comparable second quarters and from 1.4% to 1.9% for the comparable six month periods. These increases were the result of lower levels of revenues and higher interest rates.

The $282,000 of extraordinary gain recorded in the second quarter resulted from an agreement with BIS Partners, L.P. (BIS) to cancel $450,000 of its debt with the Company. The gain was computed by reducing the amount of debt recorded on the Company's books to an amount equal to the total cash to be repaid to BIS for both principal and interest. As a result, all future payments on the current notes outstanding to BIS will be recorded as a reduction in the debt balance with no interest expense being recognized. This had a favorable impact on interest expense in the second quarter and will continue to have a favorable impact in future quarters.

No income taxes were recognized in the statements of operations since the Company has use of net operating loss carryforwards to offset any taxes.

A loss of $.03 per share was incurred in the first six months of this year compared to a loss of $.04 per share in the first six months of last year. The extraordinary gain amounted to $.05 per share resulting in net income of $.02 per share for the first six months of this year. The increase in the weighted average number of common shares outstanding for the comparable periods resulted primarily from the issuance of 2,030,000 common shares upon the conversion of the Company's Series D preferred stock which was not included in the number of shares until the second quarter of last year.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits:  None

         (b)     Reports on Form 8-K:  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                  BARRISTER INFORMATION SYSTEMS CORPORATION



Date:  November 10, 1995                By: /s/ Henry P. Semmelhack
                                            --------------------------------
                                            Henry P. Semmelhack
                                            President and
                                            Chief Executive Officer




Date:  November 10, 1995                By: /s/ Richard P. Beyer
                                            --------------------------------
                                            Richard P. Beyer
                                            Vice President, Finance
                                            (Principal Financial Officer)