Form 10-Q
period 1995-12-31
BARRISTER INFORMATION SYSTEMS CORP
filed 1996-02-12
CIK 754128

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended         December 29, 1995
                  ---------------------------

Commission file number    0-14063
                      -----------------------

                    BARRISTER INFORMATION SYSTEMS CORPORATION
             (Exact name of Registrant as specified in its charter)



         New York                                      16-1176561
(State or other jurisdiction of                       (I.R.S. Employer
incorporation of organization)                        Identification No.)


465 Main Street, Buffalo, New York                          14203
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code (716) 845-5010
                                                  ----------------------------
                          Not Applicable
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                        Yes   X       No
                                                           ------       ------
         Class                                 Outstanding at February 2, 1996
 --------------------                          -------------------------------
 Common $.24 Par Value                                 6,197,972 Shares

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



         Item 1.  Financial Statements

         Condensed Balance Sheets at
         December 29, 1995 and March 31, 1995 ............................................................3

         Condensed Statements of Operations -
         Three and Nine Months Ended
         December 29, 1995 and December 30, 1994..........................................................4

         Statement of Shareholders' Equity -
         Nine Months Ended December 29, 1995..............................................................5

         Condensed Statements of Cash Flows -
         Nine Months Ended December 29, 1995
         and December 30, 1994............................................................................6

         Notes to Condensed Financial Statements..........................................................7


         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations...........................................................................8


PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K......................................................11



                          PART I. FINANCIAL INFORMATION
                    BARRISTER INFORMATION SYSTEMS CORPORATION

                            Condensed Balance Sheets
                                 (In thousands)

                                             December 29   March 31
                                                1995        1995
                                                ----        ----
                ASSETS

Cash                                         $     22    $    184
Accounts receivable                             1,508       1,565
Inventories:
   Service parts                                3,421       3,823
   Other                                          172         182
Prepaid expenses                                   49          43
                                               ------      ------
       Total current assets                     5,172       5,797
                                               ------      ------

Equipment and leasehold
   improvements, at cost                        4,088       4,184
Less accumulated depreciation                   3,641       3,619
                                               ------      ------
       Net equipment and leasehold
          improvements                            447         565
                                               ------      ------

Software production costs                         326         132
Other assets                                       34          50
                                               ------      ------
                                             $  5,979    $  6,544
                                               ======      ======


     LIABILITIES AND SHAREHOLDERS' EQUITY

Note payable to bank                         $    250    $    250
Current installments of long term debt            601          96
Accounts payable                                  760         933
Accrued compensation and benefits                 514         572
Customer advances and unearned revenue          1,032         956
Other liabilities                                 164         110
                                               ------      ------
       Total current liabilities                3,321       2,917
                                               ------      ------

Long-term debt,excluding current installments
   ($1,510 in December and $2,357 in March
    to a related party)                         2,455       3,329

Shareholders' equity:
   Preferred stock                                 -           -
   Common stock ($.24 par value)                1,488       1,486
   Additional paid-in capital                  19,796      19,788
   Accumulated deficit                        (21,081)    (20,976)
                                               ------      ------
       Total shareholders' equity                 203         298
                                               ------      ------
                                             $  5,979    $  6,544
                                               ======      ======


See accompanying notes to condensed financial statements.

                              -3-


                    BARRISTER INFORMATION SYSTEMS CORPORATION

                       Condensed Statements of Operations
                      (In thousands, except per share data)



                           Three Months Ended   Nine Months Ended
                           ------------------   -----------------
                             Dec. 29  Dec. 30   Dec. 29   Dec. 30
                               1995     1994      1995      1994
                             ------   ------    ------    ------
Revenues:
 Product sales              $   366  $   515   $ 1,115   $ 1,948
 Services                     2,840    3,277     9,050     9,646
                             ------   ------    ------    ------
   Total revenues             3,206    3,792    10,165    11,594
                             ------   ------    ------    ------

Costs and expenses:
 Cost of product sales          148      421       523     1,556
 Cost of services             2,488    2,493     7,599     7,574
                             ------   ------    ------    ------
   Total cost of revenues     2,636    2,914     8,122     9,130
                             ------   ------    ------    ------

 Selling, general and
   administrative expenses      653      623     1,973     1,990
 Product development and
   engineering                  117      156       308       492
                             ------   ------    ------    ------
   Total costs and expenses   3,406    3,693    10,403    11,612
                             ------   ------    ------    ------

Operating income (loss)        (200)      99      (238)      (18)

Interest expense :
 Related party                   -        49       108       138
 Other                           14       14        41        38
                             ------   ------    ------    ------
   Total interest                14       63       149       176
                             ------   ------    ------    ------

Income (loss) before
  extraordinary item        $  (214) $    36   $  (387)  $  (194)

Extraordinary gain on
  reduction of debt              -        -        282        -
                             ------   ------    ------    -----

Net income (loss)           $  (214) $    36   $  (105)  $  (194)
                             ======   ======    ======    ======

Per common and common
  equivalent share:
  Income (loss) before
    extraordinary item      $ (0.03) $  0.01   $ (0.06)  $ (0.04)
  Extraordinary item             -        -       0.04        -
  Net income (loss)         $ (0.03) $  0.01   $ (0.02)  $ (0.04)
                             ======   ======    ======    ======

Weighted average number of
  common and common
  equivalent shares
  outstanding                 6,190    6,170     6,239     5,493
                             ======   ======    ======    ======



 See accompanying notes to condensed financial statements.

                    BARRISTER INFORMATION SYSTEMS CORPORATION

                        Statement of Shareholders' Equity
                                 (In thousands)



                                       Additional
                                Common   paid-in  Accumulated
                                 Stock   Capital    Deficit     Total
                                 -----   -------    -------     -----


Balance at March 31, 1995      $ 1,486  $ 19,788  $ (20,976)  $   298

Sale of 8,000 Common shares          2         8         -         10

Net loss                            -         -        (105)     (105)

                                 -----    ------     ------     -----
Balance at December 29, 1995   $ 1,488  $ 19,796  $ (21,081)  $   203
                                 =====    ======     ======     =====











Common stock - 6,197,972 and 6,189,972 shares issued and outstanding at
              December 29, 1995 and March 31, 1995.













See accompanying notes to condensed financial statements.

              BARRISTER INFORMATION SYSTEMS CORPORATION

                Condensed Statements of Cash Flows
                         (In thousands)

                                                   Nine Months Ended
                                                   -----------------
                                                  Dec. 29    Dec. 30
                                                    1995       1994
                                                    ----       ----
Cash flows from operating activities:
   Net loss                                      $  (105)   $  (194)
   Adjustments to reconcile net loss to net
    cash provided (used) by operating activities:
      Depreciation and amortization                  231        231
      Loss on disposal of equipment                   -           1
      Extraordinary gain on debt reduction          (282)        -
      Changes in current assets and liabilities:
       Accounts receivable                            57        185
       Inventories                                   412       (259)
       Prepaid expenses                               (6)       (15)
       Accounts payable                             (173)      (153)
       Accrued compensation and benefits             (58)      (301)
       Customer advances and unearned revenues        76       (106)
       Other liabilities                              54         14
                                                   -----      -----
         Net cash provided (used)
           by operating activities                   206       (597)
                                                   -----      -----

Cash flows from investing activities:
   Additions to equipment and leasehold
    improvements                                     (78)       (68)
   Additions to software production costs           (229)        -
   Proceeds on sale of equipment                                  8
   Other                                              16         16
                                                   -----      -----
         Net cash used in investing activities      (291)       (44)
                                                   -----      -----

Cash flows from financing activities:
   Net repayment of debt                             (87)      (117)
   Proceeds from sale of Common stock                 10         -
         Net cash used by                          -----      -----
            financing activities                     (77)      (117)
                                                   -----      -----

Net decrease in cash                                (162)      (758)
Cash at beginning of period                          184        804
                                                   -----      -----
Cash at end of period                            $    22    $    46
                                                   =====      =====


Supplemental disclosure of cash flow information:

      Interest paid                              $   213    $   127
                                                   =====      =====

Non-cash financing activities:

      Conversion of long term debt to
       preferred stock                           $    -     $   250
      Conversion of preferred stock to
       common stock                              $    -     $ 3,310
                                                   =====      =====


 See accompanying notes to condensed financial statements.

                    BARRISTER INFORMATION SYSTEMS CORPORATION


                     Notes to Condensed Financial Statements

1. In the opinion of management, the accompanying financial statements present fairly the financial position, results of operations and cash flows for the periods shown. The third quarter results for each year represent 13 weeks of operations ended Friday, December 29, 1995 and December 30, 1994. The financial data included herein was compiled in accordance with the same accounting policies applied to the Company's audited annual financial statements. Any adjustments made were of a normal recurring nature.

      The results of operations for the nine month period ended December 29, 1995 are not necessarily indicative of the results expected for the full year.


2. A summary of long-term debt follows:

                                             Dec. 29    March 31
                                             -------    --------
                                               1995       1995
                                               ----       ----
                                                (In Thousands)
                                                --------------
Working capital note with
 BIS Partners, L.P.                         $   285    $   285
Term note with BIS Partners, L.P.             1,764      2,108
Other                                         1,007      1,032
                                             ------     ------
    Total long-term debt                      3,056      3,425
Less current installments                       601         96
                                             ------     ------
Long term debt, excluding
  current installments                      $ 2,455    $ 3,329
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

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

FINANCIAL CONDITION
-------------------

The Company experienced a net decrease in cash of $162,000 for the first nine months of fiscal 1996. Cash used for investing activities (additions to equipment and software production costs) and financing activities exceeded the cash provided by operating activities of $206,000. The positive cash from operations was principally realized from depreciation and amortization, and lower levels of inventories. These amounts were sufficient to offset the loss before extraordinary item and reductions in accounts payable. This result also compared very favorably to a decrease of $758,000 in cash for the first nine months of the prior year.

The Company's ability to meet its cash requirements is currently dependent on its ability to operate on a profitable basis and on the continued support of its major debtholder, BIS Partners, L.P.(BIS). The Company has experienced growth in Javelan sales which has resulted in higher gross profits from product revenues. Based on increased levels of interest and prospects, current expectations are that continued growth in Javelan sales and margins will occur. In the services business, revenues have decreased based primarily on a reduction in revenue from the Company's major service customer. The Company has recently enhanced its selling and marketing capacity in the services area to capture new business to replace what has been lost and for future business growth. BIS has continued to support the Company by agreeing to cancel $450,000 of its debt in August 1995, to reduce the interest rate on its remaining debt outstanding and to receive interest only payments during fiscal 1996. BIS previously agreed to provide a $500,000 line of credit through June 30, 1996. There was no borrowing under this line of credit at December 29, 1995. There can be no assurances that the Company will operate on a profitable basis or that BIS will continue to support the Company's cash requirements. The Company is currently seeking additional sources of capital to strengthen its balance sheet, to provide longer term liquidity and to enhance its selling and marketing resources in both Javelan and the services business. To that effect, in order that there be sufficient shares available for possible future transactions, a Proxy has been filed with the SEC to increase the number of authorized common shares from 10,000,000 to 20,000,000. The Proxy calls for a Special Meeting of Shareholders to be held in March 1996.

RESULTS OF OPERATIONS
---------------------

For the quarter ended December 29, 1995, total revenues decreased 15.5% from the same quarter in 1994, with a net loss of $214,000 compared to a net profit of $36,000 in the third quarter of the prior year. For the nine month period ended December 29, 1995, total revenues decreased 12.3% compared with the nine months ended December 30, 1994. The nine month net loss before extraordinary item was $387,000 compared to a net loss of $194,000 incurred in the comparable period for the prior year. After taking the extraordinary item into account, a net loss of $105,000 was incurred for the first nine months. The principal reason for the loss incurred in the third quarter was lower services revenues at the same time services expenses were constant.

Product sales decreased 28.9% for the comparable third quarters, and 42.8% for the comparable first nine months. This was primarily due to a de-emphasis of the sale of low margin commodity products. However, an increase was realized in the sale of Javelan, the Company's windows-based management software product which has only a small associated cost of sales. As a result, margins on product sales improved from 18.3% to 59.6% for the comparable third quarters and from 20.1% to 53.1% for the comparable nine month period.

Services revenues decreased 13.3% for the comparable third quarters and 6.2% for the comparable nine month periods. These decreases were principally the result of decreased revenues from hardware time and material billings and hardware and software maintenance contracts. Effective August 1, 1995, two large hardware maintenance contracts did not renew, based on customer decisions to do self maintenance. This was the primary reason for the drop in services revenues from the first to the second and from the second to the third quarter of this fiscal year. The Company has recently hired a National Sales Manager to head the marketing and sales effort for the services business. Focus is being placed on direct sales of service contracts to prospects with large local and wide area networks. Current expectations are that services revenues will stabilize in the fourth quarter. Margins on services revenues decreased for the comparable third quarters and nine month periods as the cost of providing services remained about the same on lower service revenues. Savings in labor costs have been offset by increased costs for parts utilized to maintain equipment.

Due to lower levels of revenues, selling, general, and administrative expenses increased from 16.4% to 20.4% of total revenue for the comparable quarters and from 17.2% to 19.4% for the comparable nine month periods. Expenditures for product development and engineering, before taking into account amounts capitalized and amortized for software production costs, were approximately the same for the comparable periods.

Interest expense decreased from 1.7% to 0.4% of total revenues for the comparable third quarters and remained the same at 1.5% for the comparable nine month periods. This was the result of BIS Partners, L.P. cancellation of debt in August 1995 which eliminated the requirement to record any interest expense on this debt in the future.

The $282,000 of extraordinary gain (recorded in the second quarter) resulted from an agreement with BIS to cancel $450,000 of its debt with the Company. The gain was computed by reducing the amount of debt recorded on the Company's books to an amount equal to the total cash to be repaid to BIS for both principal and interest. As a result, all future payments on the current notes outstanding to BIS will be recorded as a reduction in the debt balance with no interest expense being recognized. This had a favorable impact on interest expense in the second and third quarters and will continue to have a favorable impact in future quarters.

No income taxes were recognized in the statements of operations since the Company has use of net operating loss carryforwards to offset any taxes.

A loss before extraordinary item of $.06 per share was incurred in the first nine months of this year compared to a loss of $.04 per share in the first nine months of last year. The extraordinary gain amounted to $.04 per share resulting in a net loss of $.02 per share for the first nine months of this year. The increase in the weighted average number of common shares outstanding for the comparable periods resulted primarily from the issuance of 2,030,000 common shares upon the conversion of the Company's Series D preferred stock which was not included in the number of shares until the second quarter of last year.

PART II.  OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

          (a)     Exhibits:  27 Financial Data Schedule

          (b)     Reports on Form 8-K:  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    BARRISTER INFORMATION SYSTEMS CORPORATION



Date:  February 12, 1996                      By: /S/ HENRY P. SEMMELHACK
                                                  -----------------------
                                                  Henry P. Semmelhack
                                                  President and
                                                  Chief Executive Officer




Date:  February 12, 1996                      By: /S/ RICHARD P. BEYER
                                                  --------------------
                                                  Richard P. Beyer
                                                  Vice President, Finance
                                                  (Principal Financial Officer)