Form 10-K405
period 1996-03-31
BARRISTER INFORMATION SYSTEMS CORP
filed 1996-07-01
CIK 754128

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                               Commission File Number:
  March 31, 1996                                                 0-14063

                    BARRISTER INFORMATION SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)

            New York                                       16-1176561
(State or other jurisdiction of                         (I.R.S. Employer
incorporation of organization)                          Identification No.)

 465 Main Street, Buffalo, New York                          14203
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (716) 845-5010

                  --------------------------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT: None. SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

                          Common Stock, $.24 par value
                                (Title of Class)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X  No
                                        ---    ---

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X .
                            ---

          The aggregate market value of Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on June 7, 1996, was approximately $8.5 million.

          The number of shares outstanding of the Registrant's common stock, $.24 par value, was 8,197,970 at June 7, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE

          Parts I, II and IV incorporate by reference portions of the Barrister Information Systems Corporation Annual Report to Shareholders for the fiscal year ended March 31, 1996 (the "Company's 1996 Annual Report"). Part III incorporates by reference portions of the Barrister Information Systems Corporation Proxy Statement for the Annual Meeting of Shareholders to be held on August 8, 1996 (the "Company's definitive Proxy Statement to be dated June 28, 1996").

                                     PART I

ITEM 1.       BUSINESS

GENERAL

              Barrister Information Systems Corporation (the "Company") is a national supplier of Windows-based client server software for law firms, accounting firms, consultants and departments of Fortune 1000 companies. In addition, the Company provides equipment maintenance services on a nationwide basis.

              The Company was formed in 1972 as the Office Automation Division of Comptek Research, Inc. ("Comptek"). On March 26, 1982, the division was incorporated under the laws of New York as Barrister Information Systems Corporation and was spun off to the Comptek shareholders as a separate company. In July 1985, the Company sold shares of its common stock in its initial public offering. The Company's shares are currently traded on the American Stock Exchange.

              The Company's headquarters are at 465 Main Street, Buffalo, New York 14203, telephone 716-845-5010. In addition, the Company has a number of sales and services offices throughout the United States.


SOFTWARE MARKET

              The Company was the first to offer and install an all Window's-based firm management software for medium to large sized law firms. The Company now sells its Windows-based client server software product, Javelan, and software support services principally to the U.S. law firm market and to law firms in Canada and the Caribbean. Javelan software is used by law firms for firm management and to keep track of the time of attorneys and paralegals to enable them to bill their clients. In addition, the software provides the law firm with other applications such as executive information, collections, general ledger and accounts payable.

              Based on the most recent information available to the Company (Symposium of The National Association of Legal Vendors held July, 1993), it was estimated that expenditures in the legal market for practice management systems, which include software, hardware and services, would be approximately $600 million in 1993, as well as in the year 2000 for the United States. In addition, there is market potential in foreign markets which is difficult to quantify. The Company's product, Javelan, competes for a share of that spending in those markets. Javelan is also being sold in the accounting, consulting and corporate markets for organizations seeking time and billing or time and cost allocation capability. While there are no statistics available to the Company at this time, it is the opinion of management that the potential in these markets may be comparable to the potential in the legal market. The Company expects that the majority of sales will come from the legal market.

              The markets pursued by the Company are concentrated in major cities throughout the United States. There are numerous competitors which are primarily U.S. companies and the technology barriers to enter the market are low. However, the requirement for sophisticated functionality demands substantial investment to develop products which can compete effectively in these markets. Because of competition and market demands, there is a continuing requirement to enhance the software to remain a viable competitor. Currently, the Company believes that its product is distinguished from its competitors' products by its performance, functionality, product design and architecture.

              In its software marketing efforts for the legal market, the Company conducts seminars in cities throughout the United States, advertises in professional publications and provides demonstrations at its corporate headquarters, regional offices, client locations and trade shows. The Company also markets the systems to consultants to advise them of the system's features and new product developments and to gain increased market acceptance.



                                    Page -2-

              Marketing to the accounting, consulting and corporate segments to date has consisted of follow through on leads and interest shown by prospects attending legal trade shows and reading legal market literature. The Company expects to expand marketing in this area by attending trade shows and group conferences in those markets and by establishing strategic relationships which will enhance sales in those segments.

              The Company believes that its existing clients present significant opportunities for sales of additional software and services. Approximately 40% of Javelan contracts to date have come from these clients. It is marketing to and communicating with approximately 250 of its existing clients which have licensed software in the past in order to license Javelan as replacement software. Further, service efforts are directed to ensuring client satisfaction and facilitating additional sales. The Company has sponsored the organization of a national users group, comprised of representatives of clients, who meet with Company personnel to exchange ideas and techniques for the use of the Company's systems, provide training and offer suggestions for product development and enhancements. The Company believes it has the staff with the necessary technical and market knowledge to advance the product, to install the product and train clients in its use and to support the client afterward.

              The Company has made a substantial investment in the Javelan product and protects its intellectual property rights by licensing the software by contract. Pricing is based on the functions licensed and the size of the system sold. Clients pay recurring monthly license fees and, in return, receive telephone support and periodic software enhancements. Investments are expected to continue to enhance the features and functions of the Javelan software package. The choice of features will be driven by clients through bi-annual user group meetings. These investments are expected to increase the sales opportunities in the existing client base and to improve sales in the markets for Javelan.

              Historically, software product life cycles have been five to ten years. With the markets moving to Windows and client/server architecture, there may be a lengthening of the cycle. The effect is expected to intensify the investment in features and functions and reduce investments in the underlying technology and architecture of the product, which will be available in the open market.

              Sales of Javelan software may occur from time to time and are not predictable. As a result, the Company's performance from quarter to quarter can change dramatically. Good or poor performance in a given quarter cannot predict results in subsequent periods.

              The Company provides its systems and services under various hardware purchase contracts, software license agreements, systems installation and training agreements and hardware and software service contracts. Law office personnel, often inexperienced in computer programming or operations, are trained by the Company to use its systems. The Company's systems are capable of communicating with computers and personal computers of other manufacturers.

PRODUCTS

              Historically, the Company licensed software and sold equipment including Local Area Networks and PCs. Based on rapidly falling margins on the resale of hardware, the Company de-emphasized hardware sales and focused on higher margin software sales. As a result, product sales have dropped and services revenues have become an increasingly larger percentage of total revenues. The Company expects increased product revenues from software licenses in fiscal 1997, which should result in growth in product sales as a percentage of its revenues.

              The principal product of the Company is Javelan, a state-of-the-art product, which can operate on either Windows 3.1, Windows 95 or NT Workstation and provides the functions necessary for law firm management using desktop computing and client server architecture. Javelan software operates on the law firm's local area network (LAN) and uses PC work stations on the LAN for data processing. A server using Microsoft SQL-Server 6.0 contains the law firm's data base and supports the work stations. Javelan was introduced to the market in November 1992 through an extensive series of seminars. In December 1994, the Company announced that Javelan would operate with Microsoft NT and SQL-Server 6.0. Since then, Javelan has been delivered with NT and SQL-Server 6.0. As a result, Javelan is expected to contribute significantly to the Company's revenues in the future.

                                    Page -3-

              In the past, the Company has developed several products which it currently supports:

              EAGLE Law firm management software which operates on IBM AS-400 computers.

              TIME MANAGER              Time and billing, accounting and
                                        accounts payable software which
                                        operates on DOS for smaller firms.

              CFMS Law firm management software which operates on Barrister manufactured mini-computers.

              In addition to software which the Company has developed, the Company resells software which functions compatibly with its products. Further, the Company resells equipment such as database servers to clients who license Javelan software. From time to time, the Company sells personal computers and AS-400 upgrades in support of clients.

              It is anticipated that most minicomputer, AS-400 and DOS-based clients will migrate to systems using Windows and local area networks (LANs). The Company's Javelan product, the first Window's based management system for law firms, is being offered to these clients.


BACKLOG

              Because the Company typically ships products within a relatively short period of time after a contract is signed, the backlog varies, is not meaningful at any date and is not indicative of intermediate or long-term future sales.


SOFTWARE DEVELOPMENT

              The markets for the Company's software products are characterized by rapid technical changes which have required and will continue to require the Company to engage in ongoing development, and evaluations, the future costs of which are expected to be significant and the economic benefits of which are not readily predictable. Before taking into account amounts capitalized as software production costs, the Company incurred $693,000, $667,000, and $755,000 of product development and engineering expenses in fiscal 1996, 1995, and 1994, respectively. For fiscal 1997, the Company expects a small increase in the level of spending in this area.


INVENTORY

              Customers generally require rapid delivery and orders are usually filled within 30 days. Most of the systems the Company provides use equipment and software developed by third parties, which is generally available and in many cases shipped directly by the vendors,. Software developed by the Company does not require large amounts of inventory. Consequently, the Company does not keep significant amounts of product inventory in order to meet customer requirements. The Company does not generally provide rights of return or extended payment terms to customers.


RELATIONSHIP WITH MICROSOFT

              The Company is a Solutions Channel provider for Microsoft Corporation. This relationship provides the Company with cooperative marketing arrangements.




                                    Page -4-

SOFTWARE COMPETITION

              The business of providing software and services to law offices is highly competitive. The Company believes that the principal competitive factors affecting a law office's choice of data processing systems are product quality, performance and reliability, compatibility with industry standards, the ability to provide ongoing, long-term customer service and support, hardware and software features, ease of use, upgrading capabilities, customer training, system flexibility, company financial stability, name recognition of product and company. Price, while important, is not the dominant factor in client's buying decisions.

              The Company competes with more than ten companies who are developers of specialized software for law offices, many of which are substantially larger and have substantially greater name recognition and financial, marketing, technical and personnel resources than the Company.



SERVICES MARKET

              The Company provides equipment maintenance services nationwide for PCs and other equipment which attach to LANs. Using its staff of hardware technicians and LAN specialists, the Company provides comprehensive maintenance services for such equipment. In addition, the Company occasionally uses third parties as subcontractors to provide maintenance services in certain geographical locations.

              The Company provides a nationwide toll-free number for customer service and provides a seven-day, twenty-four hour maintenance capability. The Company also provides a facility management service for customers involved in relocation of their data centers or offices.

              Since 1972, the Company has established a field service organization located in a number of cities throughout the United States. To support them, a depot repair facility located in Buffalo, New York performs repairs on equipment shipped to Buffalo. These resources have enabled the Company to sell equipment maintenance service contracts outside the legal market, to sell depot repair services and to offer system integration services. Currently, more than 80% of hardware maintenance revenues are generated outside the legal market.

              Sales of services and systems integration are the result of a direct sales force focused on this market. A variety of service plans are offered which cover Barrister's proprietary equipment to a long list of OEM micro-computer products. In addition, the Company has established business relationships with major companies such as IBM and Digital Equipment Corporation to provide services on a subcontract basis.

              The strategy for the services business in fiscal 1995 was to grow the business through subcontracting, which it did. In 1996, IBM terminated several contracts and took them in-house. This impacted revenues approximately $800,000, or 5.5%, in fiscal 1996. In response, the Company recruited and hired a sales manager responsible for growing the business through prime contracting and by establishing strategic alliances. It is anticipated that this revised strategy will enable services revenues to grow again and to improve profitability.

              Since product life cycles for hardware are relatively short, the Company provides updated training to its service technicians and continuously reviews its spare parts inventory for potential obsolescence. The Company believes there are sufficient technicians available to meet its business needs and that adequate sources of parts will be available to meet technological and product life cycle changes.





                                    Page -5-

SERVICES COMPETITION

              Providing maintenance and repair depot services to clients is also a highly competitive business. The principal competitive factors are price, expertise, reputation and geographic location of staff. The Company competes with numerous organizations which can provide similar maintenance services, many of which are substantially larger, better known and have substantially greater name recognition and financial, marketing, technical and personnel resources than the Company. The Company believes it distinguishes itself by providing services on a dependable and cost effective basis to customers with multiple locations throughout the U.S.



FORWARD-LOOKING STATEMENT

              When used in this report, the words "expects", "believes" and "intends" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business in the Company's periodic reports on Form 10K and 10Q filed with the Securities and Exchange Commission.


RELATIONSHIP WITH IBM

              The Company has received a number of hardware maintenance subcontracts from IBM. These subcontracts are generally renewable on an annual basis with 30 day cancellation rights. During fiscal 1996, revenues from the subcontracts were approximately 30% of total revenues.



EMPLOYEES

              As of June 7, 1996, the Company had 167 full-time employees and 6 part-time employees. None of the Company's employees is represented by a labor union and the Company has had no work stoppages. The Company believes that employee relations are good.



PROTECTION OF PROPRIETARY INFORMATION

              The Company believes its proprietary software and hardware technology is adequately protected by trade secret and copyright laws and contracts with its customers, employees and suppliers. The Company has a registered trademark and service mark in the names "BARRISTER" and "JAVELAN" and trademarks in certain other names used in its business. The Company has no patents or patent applications pending.







                                    Page -6-

EXECUTIVE OFFICERS OF THE REGISTRANT

              The following table sets forth as of June 7, 1996, the names and ages of the executive officers of the Company and the positions held by each such person.

NAME                                         AGE                           POSITION
- ----                                         ---                           --------
Richard P. Beyer                             49                Vice President-Finance, Treasurer
                                                               and a Director

Mark C. Donadio                              40                Secretary and General Counsel

Mark J. Phillips                             41                Vice President-Sales

Jose Rivero                                  47                Vice President-Service Division and
                                                               a Director

Henry P. Semmelhack                          59                President, Chairman of the Board of Directors, Chief
                                                               Executive Officer

              MR. BEYER became Vice President-Finance, Treasurer and a Director of the Company in 1982 following its incorporation. He joined Comptek in 1974 and served as its Vice President-Finance and Treasurer.

              MR. DONADIO joined the Company in January, 1991 as its Secretary and General Counsel. Prior to his joining the Company he was a partner at Saperston & Day, P.C. in Buffalo, New York.

              MR. PHILLIPS joined the Company in March, 1995 as its Vice President of Sales. Prior to joining the Company, he was a sales and marketing executive with Digital Equipment Corporation.

              MR. RIVERO became Vice President of the Company in December, 1984 after serving as National Customer Operations Manager and as National Product Service Manager. Mr. Rivero joined Comptek in 1974 and served in various positions including National Customer Operations Manager. In May, 1991, he became Vice President of the Service Division. In October, 1991, Mr. Rivero was elected as a Director by the shareholders of the Company.

              MR. SEMMELHACK has served as the Company's Chairman of the Board of Directors, Chief Executive Officer and President since its incorporation in 1982. He was one of the founders of Comptek, and currently serves as a Director of, and consultant to, Comptek. Previously, he served as Comptek's Chairman of the Board, Chief Executive Officer and President.



                                    Page -7-

ITEM 2.       PROPERTIES

REAL PROPERTY

              The Company currently leases all the facilities used in its business. The Company is headquartered in Buffalo, New York and currently leases approximately 57,000 square feet in two separate facilities in Buffalo. Other office locations, which are used for regional sales offices and for servicing activities, are as follows:

              Los Angeles, California                                      Manchester, New Hampshire
              San Diego, California                                        Cherry Hill, New Jersey
              Denver, Colorado                                             New York, New York
              Hartford,  Connecticut                                       Cleveland, Ohio
              Miami, Florida                                               Arlington, Virginia
              Atlanta Georgia                                              Chicago, Illinois
              Boston, Massachusetts


EQUIPMENT AND LEASEHOLD IMPROVEMENTS

              The Company's equipment and leasehold improvements include: computer equipment, components and tools used in the design, development, testing and maintenance of its systems; office furniture and fixtures; and leasehold improvements undertaken to accommodate computers and other equipment.


ITEM 3.       LEGAL PROCEEDINGS.

              In the opinion of management, there are no claims or litigation pending to which the Company is a party which could have a material adverse effect on the Company's financial condition or statement of operations.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              A special meeting of shareholders was held on March 6, 1996 during which the following two items were approved:

              (1) An Amendment to the Company's Certificate of Incorporation increasing the Company's authorized Common Stock from 10,000,000 to 20,000,000 shares. (Votes for were 5,140,904 and votes against were 41,879.)

              (2) Approving the sale or issuance of Common Stock equal to 20% or more of the then presently outstanding stock for a discount of no greater than 20% from the market value of the stock. (Votes for were 5,131,155 and votes against were 51,628.)



                                    Page -8-

                                     PART II


ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS.

              The information required by this item is incorporated by reference to the Company's 1996 Annual Report under the caption "Stock Market and Dividend Information".


ITEM 6.       SELECTED FINANCIAL DATA.

              The information required by this item is incorporated by reference to the Company's 1996 Annual Report under the caption "Selected Financial Data".


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

              The information required by this item is incorporated by reference to the Company's 1996 Annual Report under the caption "Management's Discussion and Analysis".


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

              The information required by this item is incorporated by reference to the Company's 1996 Annual Report under the caption "Quarterly Financial Data" and under the captions as listed in Item 14(a)(1) of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

              The Item is not applicable.


                                    Page -9-

                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

              Information under the caption "ELECTION OF DIRECTORS" in the Company's definitive Proxy Statement to be dated June 28, 1996, is incorporated herein by reference. Also see Part I of this Report, under the caption "Executive Officers of the Registrant" for additional information relating to the Company's executive officers.


ITEM 11.      EXECUTIVE COMPENSATION.

              The information under the caption "COMPENSATION AND RELATED MATTERS" in the Company's definitive Proxy Statement to be dated June 28, 1996, is incorporated herein by reference.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

              The information under the caption "PRINCIPAL SHAREHOLDERS" in the Company's definitive Proxy Statement to be dated June 28, 1996 is incorporated herein by reference.


ITEM 13.      CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS.

              The information under the sub-caption "Certain Transactions" in the Company's definitive Proxy Statement to be dated June 28, 1996, is incorporated herein by reference.


                                    Page -10-

                                     PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM  8-K.

(a)           The following are filed as a part of this Report:

              (1) FINANCIAL STATEMENTS. The following Financial Statements of
                  Barrister Information Systems Corporation are incorporated by reference to the Company's 1996 Annual Report:

                  Balance Sheets -
                           March 31, 1996 and March 31, 1995
                  Statements of Operations -
                           Years ended March 31, 1996, 1995 and 1994
                  Statements of Shareholders' Equity -
                           Years ended March 31, 1996, 1995 and 1994
                  Statements of Cash Flows -
                           Years ended March 31, 1996, 1995 and 1994
                  Notes to Financial Statements
                  Independent Auditors' Report

              (2) FINANCIAL STATEMENT SCHEDULE. The following financial
                  statement schedule of Barrister Information Systems Corporation for the three years ended March 31, 1996 is being filed with this Report. Schedules not listed below have been omitted because they are not applicable or are not required under the instructions or the information is included in the "Notes to Financial Statements" of the Company's 1996 Annual Report.


                  Schedule                        Title                                                   Page
                  --------                        -----                                                   ----
                  II                     Valuation and Qualifying Accounts                                 14


                  The Independent Auditors' Report on the Financial Statement Schedule appears on page 13 of this report.

              (3) EXHIBITS. See Exhibit Index filed herewith on pages 15 through
                  16 of this Report.

(b)           Reports on Form 8-K: None.


                                    Page -11-

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                    BARRISTER INFORMATION SYSTEMS CORPORATION


DATE:  June 25, 1996                         BY: /s/ Henry P. Semmelhack
       -------------                             ----------------------------
                                                 Henry P. Semmelhack, President
                                                 and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures                                         Title                                           Date
- ----------                                         -----                                           ----
/s/ Henry P. Semmelhack                            President, Chief Executive                      June 25, 1996
- --------------------------------                   Officer and Chairman of the
Henry P. Semmelhack                                Board of Directors

/s/ Richard P. Beyer                               Vice President and Chief                        June 25, 1996
- --------------------------------                   Financial Officer
Richard P. Beyer

/s/ Franklyn S. Barry, Jr.                         Director                                        June 25, 1996
- --------------------------------
Franklyn S. Barry, Jr.

/s/ Warren E. Emblidge, Jr.                        Director                                        June 25, 1996
- --------------------------------
Warren E. Emblidge, Jr.

/s/ Richard E. McPherson                           Director                                        June 25, 1996
- --------------------------------
Richard E. McPherson

/s/ James D. Morgan                                Director                                        June 25, 1996
- --------------------------------
James D. Morgan

                                                   Director                                        June 25, 1996
- --------------------------------
James Page

/s/ Jose Rivero                                    Director                                        June 25, 1996
- --------------------------------
Jose Rivero



                                    Page -12-

                          INDEPENDENT AUDITORS' REPORT
                         ON FINANCIAL STATEMENT SCHEDULE
                         -------------------------------




Board of Directors
Barrister Information Systems Corporation:


Under date of June 21, 1996, we reported on the balance sheets of Barrister Information Systems Corporation as of March 31, 1996 and 1995, and the related statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended March 31, 1996, as contained in the 1996 annual report to shareholders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended March 31, 1996. In connection with our audits of the aforementioned financial statements, we also have audited the related financial statement schedule as listed in item 14(a)(2) of this the annual report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




         KPMG Peat Marwick LLP

Buffalo, New York
June 21, 1996




                                    Page -13-

                                   Schedule II

                    BARRISTER INFORMATION SYSTEMS CORPORATION

                        Valuation and Qualifying Accounts
                                 (In thousands)




                                            Balance at           Additions              Write-Offs           Balance
                                            beginning         charged to costs            charged            at end
Description                                 of period            and expenses           to allowance         of period
- -----------                                 ---------            ------------           ------------         ---------
Allowance for doubtful
  accounts:


  Year ended March 31, 1994                 $    150             $     -                $     -               $   150
                                            --------             --------                -------              -------

  Year ended March 31, 1995                 $    150             $     -                $     -               $   150
                                            --------             --------                -------              -------

  Year ended March 31, 1996                 $    150             $     -                $     50              $   100
                                            --------             --------                -------              -------

Allowance for inventory
  obsolescence: (1)


  Year ended March 31, 1994                 $  1,117             $    371               $    688              $   800
                                            --------             --------                -------              -------

  Year ended March 31, 1995                 $    800             $    689               $    664              $   825
                                            --------             --------                -------              -------

  Year ended March 31, 1996                 $    825             $  1,045               $  1,110              $   760
                                            --------             --------                -------              -------
- --------

     (1) The allowance is included in inventory in the balance sheets.

                                    Page -14-

                                INDEX TO EXHIBITS

 Exhibit                                                                                   Page No.
   No.                        Description                                                 or Location
 -------                      -----------                                                 -----------

  3.1       Restated Certificate of Incorporation                                              (b)

  3.2       Bylaws, as amended                                                                 (b)

  3.3       Amendment to the Certificate of Incorporation                                      (c)
            dated July 11, 1991

  3.4       Amendment to the Bylaws effective                                                  (c)
            October 9, 1991

  3.5       Amendment to the Certificate of Incorporation                                      (c)
            dated October 15, 1991

  3.6       Amendment to the Certificate of Incorporation                                      (d)
            dated March 30, 1992

  3.7       Amendment to the Certificate of Incorporation                                      (e)
            dated November 3, 1994

  3.8* Amendment to the Certificate of Incorporation dated March 6, 1996

  10.1      1989 Stock Incentive Plan, as amended                                              (e)

  10.2      Retirement Savings Plan and Trust                                                  (a)

  10.3      Employee Stock Purchase Plan                                                       (b)

  10.4      Loan Agreement between Registrant and BIS Partners,                                (d)
            L.P. dated March 31, 1992

  10.5      Line of Credit Agreement between Registrant and                                    (f)
            BIS Partners, L.P. dated June 27, 1995

  13*       Annual Report to Shareholders for the fiscal year ended
            March 31, 1996 (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K)

  24*       KPMG Peat Marwick LLP consent regarding forms S-8

  27*       Financial Data Schedule

                                    Page -15-

- -------------------------------

* Each exhibit marked with an asterisk is a previously unfiled document under Category 19 of Regulation S-K, Item 601.

(a) Designates Exhibits annexed to the Registration Statement filed by the Company with the Securities and Exchange Commission on June 25, 1986 (Registration No. 33-6250), and which are incorporated herein by reference.

(b) Designates Exhibit annexed to the Registrant's Report on Form 10-Q for the quarter ended July 1, 1988.

(c) Designates Exhibit annexed to the Registrant's Report on Form 10-Q for the quarter ended September 27, 1991.

(d) Designates Exhibit annexed to the Registrant's Report on Form 10-K for the year ended March 31, 1992.

(e) Designates Exhibit annexed to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1994.

(f) Designates Exhibit annexed to the Registrant's Report on Form 10-K for the year ended March 31, 1995.




                                    Page -16-