Form 10-Q/A
period 1995-09-29
BARRISTER INFORMATION SYSTEMS CORP
filed 1996-07-25
CIK 754128

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-Q/A
                               AMENDMENT NO. 1 TO

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended         September 29, 1995
                 ------------------------------

Commission file number    0-14063
                      -------------------------
                    BARRISTER INFORMATION SYSTEMS CORPORATION
             (Exact name of Registrant as specified in its charter)

         New York                                             16-1176561
(State or other jurisdiction of                           (I.R.S. Employer
incorporation of organization)                             Identification No.)

465 Main Street, Buffalo, New York                         14203
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (716) 845-5010
                                                  ----------------------------
                          Not Applicable
- ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    Yes   X       No
                                                       -----        ----
         Class                                 Outstanding at November 3, 1995
- ----------------------                         -------------------------------
 Common $.24 Par Value                                6,189,972 Shares

                    BARRISTER INFORMATION SYSTEMS CORPORATION

THIS AMENDMENT IS A RESTATEMENT OF FORM 10-Q PREVIOUSLY FILED FOR THIS QUARTER IN ITS ENTIRETY BASED ON A CHANGE IN THE TREATMENT OF A $282,000 BENEFIT RECEIVED BY THE COMPANY FROM DEBT FORGIVENESS BY BIS PARTNERS, L.P. FROM AN EXTRAORDINARY GAIN TO A DIRECT CONTRIBUTION TO CAPITAL.

                                      INDEX

                                                                  Page
                                                                  Number
                                                                  ------

 PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements

         Condensed Balance Sheets at
         September 29, 1995 and March 31, 1995 .....................3

         Condensed Statements of Operations -
         Three and Six Months Ended
         September 29, 1995 and September 30, 1994..................4

         Statement of Shareholders' Equity -
         Six Months Ended September 29, 1995........................5

         Condensed Statements of Cash Flows -
         Six Months Ended September 29, 1995
         and September 29, 1994.....................................6

         Notes to Condensed Financial Statements....................7

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations.....................................8

PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K................10


                                   -2-

                          PART I. FINANCIAL INFORMATION
                    BARRISTER INFORMATION SYSTEMS CORPORATION

                            Condensed Balance Sheets
                                 (In thousands)

                                                        September 29   March 31
                                                           1995          1995
                                                         --------      --------
                ASSETS
Cash                                                     $     49      $    184
Accounts receivable                                         1,505         1,565
Inventories:
   Service parts                                            3,551         3,823
   Other                                                      195           182
Prepaid expenses                                               45            43
                                                         --------      --------
       Total current assets                                 5,345         5,797
                                                         --------      --------

Equipment and leasehold
   improvements, at cost                                    4,093         4,184
Less accumulated depreciation                               3,594         3,619
                                                         --------      --------
       Net equipment and leasehold
          improvements                                        499           565
                                                         --------      --------
Software production costs                                     269           132
Other assets                                                   44            50
                                                         --------      --------
                                                         $  6,157      $  6,544
                                                         ========      ========


     LIABILITIES AND SHAREHOLDERS' EQUITY

Note payable to bank                                     $    250      $    250
Current installments of long term debt                        470            96
Accounts payable                                              689           933
Accrued compensation and benefits                             383           572
Customer advances and unearned revenue                      1,161           956
Other liabilities                                             159           110
                                                         --------      --------
       Total current liabilities                            3,112         2,917
                                                         --------      --------

Long-term debt, excluding current installments
   ($2,085 in September and $2,392 in March
    to a related party)                                     2,638         3,329

Shareholders' equity:
   Preferred stock                                             --            --
   Common stock ($.24 par value)                            1,486         1,486
   Additional paid-in capital                              20,070        19,788
   Accumulated deficit                                    (21,149)      (20,976)
                                                         --------      --------
       Total shareholders' equity                             407           298
                                                         --------      --------
                                                         $  6,157      $  6,544
                                                         ========      ========

See accompanying notes to condensed financial statements.

            BARRISTER INFORMATION SYSTEMS CORPORATION

                Condensed Statements of Operations
               (In thousands, except per share data)

                             Three Months Ended   Six Months Ended
                             ------------------   ----------------
                              Sept.29  Sept.30    Sept.29   Sept.30
                                1995      1994     1995       1994
                              -------    ------   -------    -------
Revenues:
 Product sales                $   340    $  580   $   749    $ 1,433
 Services                       2,992     3,257     6,210      6,369
                              -------    ------   -------    -------
   Total revenues               3,332     3,837     6,959      7,802
                              -------    ------   -------    -------

Costs and expenses:
 Cost of product sales            197       443       375      1,135
 Cost of services               2,538     2,506     5,111      5,081
                              -------    ------   -------    -------
   Total cost of revenues       2,735     2,949     5,486      6,216
                              -------    ------   -------    -------
 Selling, general and
   administrative expenses        622       639     1,320      1,367
 Product development and
   engineering                     94       154       191        336
                              -------    ------   -------    -------
   Total costs and expenses     3,451     3,742     6,997      7,919
                              -------    ------   -------    -------

Operating income (loss)          (119)       95       (38)      (117)

Interest expense:
 Related party                     43        48       108         89
 Other                             15        12        27         24
                              -------    ------   -------    -------
   Total interest                  58        60       135        113
                              -------    ------   -------    -------
Net income (loss)             $  (177)   $   35   $  (173)   $  (230)
                              =======    ======   =======    =======

Net income (loss)
  per common and common
  equivalent share            $ (0.03)   $ 0.01   $ (0.03)   $ (0.04)
                              =======    ======   =======    =======

Weighted average number of
  common and common
  equivalent shares
  outstanding                   6,190     6,170     6,245      5,155
                              =======    ======   =======    =======



 See accompanying notes to condensed financial statements.

              BARRISTER INFORMATION SYSTEMS CORPORATION

                  Statement of Shareholders' Equity
                           (In thousands)

                                      Additional
                               Common   paid-in Accumulated
                               Stock   capital    deficit     Total
                              -------  --------  ---------   -------
Balance at March 31, 1995     $ 1,486  $ 19,788  $ (20,976)  $   298

Net loss                           -         -        (173)     (173)

Debt forgiven by BIS
  Partners L.P.                             282                  282
                              -------  --------  ---------   -------
Balance at September 29, 1995 $ 1,486  $ 20,070  $ (21,149)  $   407
                              =======  ========  =========   =======





Common stock - 6,189,972 shares issued and outstanding at September
                 29, 1995 and March 31, 1995.

See accompanying notes to condensed financial statements.

              BARRISTER INFORMATION SYSTEMS CORPORATION

                Condensed Statements of Cash Flows
                         (In thousands)

                                                           Six Months Ended
                                                           ----------------
                                                          Sept.29   Sept.30
                                                            1995     1994
                                                           ------   ------
Cash flows from operating activities:
   Net loss                                                 $(173)   $(230)
   Adjustments to reconcile net loss
    to net cash provided (used) by
    operating activities:
      Depreciation and amortization                           149      154
      Loss on disposal of equipment                            --       (4)
      Changes in current assets and liabilities:
       Accounts receivable                                     60       59
       Inventories                                            259     (253)
       Prepaid expenses                                        (2)      (2)
       Accounts payable                                      (244)    (204)
       Accrued compensation and benefits                     (189)    (414)
       Customer advances and unearned revenues                205      211
       Other liabilities                                       49       20
         Net cash provided (used)
           by operating activities                          -----    -----
                                                              114     (663)
                                                            -----    -----

Cash flows from investing activities:
   Additions to equipment and leasehold
    improvements                                              (65)     (60)
   Additions to software production costs                    (155)      --
   Proceeds on sale of equipment                                         6
   Other                                                        6       14
                                                            -----    -----
         Net cash used in investing activities               (214)     (40)
                                                            -----    -----

Cash flows from financing activities:
   Net repayment of debt                                      (35)     (61)
         Net cash used by
            financing activities                            -----    -----
                                                              (35)     (61)
                                                            -----    -----

Net decrease in cash                                         (135)    (764)
Cash at beginning of period                                   184      804
                                                            -----    -----
Cash at end of period                                       $  49    $  40
                                                            =====    =====

Supplemental disclosure of cash flow information:
      Interest paid                                         $ 199    $ 113
                                                            =====    =====

Non-cash financing activities:

      Debt forgiven by BIS Partners, L.P.                   $ 282    $  --
      Conversion of long term debt to
       preferred stock                                         --      250
                                                            =====    =====

See accompanying notes to condensed financial statements

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

      The results of operations for the six month period ended September 29, 1995 are not necessarily indicative of the results to be expected for the full year.

2. A summary of long term debt follows:

                                   September 29 March 31
                                       1995       1995
                                      ------     ------
                                        (In thousands)
Working capital note with
 BIS Partners, L.P.                   $  285     $  285
Term note with BIS Partners. L.P.      1,800      2,108
Other                                  1,023      1,032
                                      ------     ------
    Total long-term debt               3,108      3,425
Less current installment                 470         96
                                      ------     ------
Long term debt, excluding
  excluding current installments      $2,638     $3,329
                                      ======     ======


On August 31, 1995, BIS Partners, L.P. (BIS) agreed to cancel $450,000 of long-term debt and agreed to reduce the interest rate on the remaining debt to a fixed rate of 8 percent. In addition, the repayment terms were modified to interest-only through March 31, 1996, with repayment in 36 equal installments thereafter. In accordance with this agreement, the Company reduced the amount of debt owed to BIS to equal the total cash to be repaid to BIS for both principal and interest. This resulted in a debt reduction of $282,000 which due to the related party nature of the transaction, was reflected as a contribution to capital. All future payments to BIS will be recorded as a reduction in the debt balance. In connection with this transaction, the Company issued warrants to BIS to purchase 450,000 shares of its capital stock at $1.9375 per share, exercisable through August 31, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition
- -------------------

The Company experienced a net decrease in cash of $135,000 for the first six months of fiscal 1996. Cash used for investing activities (additions to equipment and software production costs) and financing activities exceeded the cash provided by operating activities of $105,000. The positive cash from operations was realized from depreciation and amortization, lower levels of inventories and receivables and increased customer advances and unearned revenues. These amounts were sufficient to offset the net loss and reductions in accounts payable and other accrued expenses. This result also compared very favorably to a decrease of $764,000 in cash for the first six months of the prior year.

The Company plans to meet its cash requirements for fiscal 1996 by continuing to generate positive cash flow from operating activities. The Company has earned a profit in three out of the last five quarters and believes it is properly positioned to achieve growth in Javelan sales which have high profit margins. In addition, the Company plans to minimize investments in new assets and debt repayment during 1996. While the Company plans to incur an increase in capitalized software, it also expects a further decrease in the net amount of equipment and leasehold improvements and a reduction in the level of inventories. BIS Partners, L.P. agreed to cancel $450,000 of its debt in August, 1995, to receive interest-only payments on its debt during fiscal 1996, and to provide a $500,000 line of credit through June 30, 1996. There have been no borrowings under this Line of Credit. Finally, the Company believes that additional financing sources will become available as its operational performance improves.

Results of Operations
- ---------------------

For the quarter ended September 29, 1995, total revenues decreased 13.2% from the same quarter in 1994, with a net loss of $177,000 compared to a net profit of $35,000 in the second quarter of the prior year. For the six month period ended September 29, 1995, total revenues decreased 10.8% compared with the six months ended September 30, 1994. The six month net loss was $173,000 compared to a net loss of $230,000 incurred in the comparable period for the prior year. The principal reason for the loss incurred in the second quarter was lower services revenues at the same time an increase in services expenses was incurred.

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

Services revenues decreased 8.1% for the comparable second quarter and 2.5% for the comparable six month periods. These decreases were princi pally the result of decreased revenues from hardware time and material billings and software maintenance contracts. In addition, two large hardware maintenance contracts did not renew effective August 1, 1995 based on customer decisions to do self maintenance. This was the pri mary reason for the drop in services revenues from the first to the sec ond quarter of this fiscal year. The Company is actively pursuing new contracts to replace those that did not renew. Margins on services rev enues decreased for the comparable second quarters and six month periods as the cost of providing services increased by 1.0% and 0.6%, respec tively. Savings in labor costs have been offset by increased costs for parts utilized to maintain equipment.

The Company experienced a small decrease in the amount of selling, gen eral and administrative expenses it incurred in the comparable second quarters and first six month periods. However, due to lower levels of revenues, these expenses increased from 16.7% to 18.7% of total revenue for the comparable quarters and from 17.5% to 19.0% for the comparable six month periods. Expenditures for product development and engineer ing, before taking into account amounts capitalized and amortized for software production costs, were approximately the same for the compara ble periods.

Interest expense increased from 1.6% to 1.7% of total revenues for the comparable second quarters and from 1.4% to 1.9% for the comparable six month periods. These increases were the result of lower levels of reve nues and higher interest rates.

The $282,000 contribution to capital recorded in the second quarter resulted from an agreement with BIS Partners, L.P. (BIS) to cancel $450,000 of its debt with the Company. The contribution to capital was computed by reducing the amount of debt recorded on the Company's books to an amount equal to the total cash to be repaid to BIS for both principal and interest. As a result, all future payments on the current notes outstanding to BIS will be recorded as a reduction in the debt balance with no interest expense being recognized. This had a favorable impact on interest expense in the second quarter and will continue to have a favorable impact in future quarters.

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

                    BARRISTER INFORMATION SYSTEMS CORPORATION

Date: July 23, 1996                 By:     /s/ Henry P. Semmelhack
                                            -----------------------
                                            Henry P. Semmelhack
                                            President and
                                            Chief Executive Officer

Date: July 23, 1996                 By:     /s/ Richard P. Beyer
                                            --------------------
                                            Richard P. Beyer
                                            Vice President, Finance
                                            (Principal Financial Officer)