Form 10-Q/A
period 1995-12-29
BARRISTER INFORMATION SYSTEMS CORP
filed 1996-07-25
CIK 754128

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                  FORM 10-Q/A
                               AMENDMENT NO. 1 TO
                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended         December 29, 1995
                  -------------------------------------

Commission file number    0-14063
                       --------------------------------

                   BARRISTER INFORMATION SYSTEMS CORPORATION
             (Exact name of Registrant as specified in its charter)

         New York                                         16-1176561
(State or other jurisdiction of                           (I.R.S. Employer
incorporation of organization)                            Identification No.)

465 Main Street, Buffalo, New York                        14203
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (716) 845-5010
                                                   -----------------------

                                 Not Applicable
- --------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           Yes   X     No
                                                               -----      -----

         Class                                  Outstanding at February 2, 1996
- ----------------------                          -------------------------------
 Common $.24 Par Value                                   6,197,972 Shares

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

                                        INDEX

                                                                         Page
                                                                       Number
                                                                       ------
 PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Condensed Balance Sheets at
         December 29, 1995 and March 31, 1995 ..............................3

         Condensed Statements of Operations -
         Three and Nine Months Ended
         December 29, 1995 and December 30, 1994............................4

         Statement of Shareholders' Equity -
         Nine Months Ended December 29, 1995................................5

         Condensed Statements of Cash Flows -
         Nine Months Ended December 29, 1995
         and December 30, 1994..............................................6

         Notes to Condensed Financial Statements............................7

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations.............................................8

PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K.........................11

                         PART I. FINANCIAL INFORMATION
                   BARRISTER INFORMATION SYSTEMS CORPORATION

                            Condensed Balance Sheets
                                 (In thousands)

                                             December 29   March 31
                                                 1995        1995
                                               --------    --------
                ASSETS

Cash                                         $     22    $    184
Accounts receivable                             1,508       1,565
Inventories:
   Service parts                                3,421       3,823
   Other                                          172         182
Prepaid expenses                                   49          43
                                               ------      ------
       Total current assets                     5,172       5,797
                                               ------      ------

Equipment and leasehold
   improvements, at cost                        4,088       4,184
Less accumulated depreciation                   3,641       3,619
                                               ------      ------
       Net equipment and leasehold
          improvements                            447         565
                                               ------      ------

Software production costs                         326         132
Other assets                                       34          50
                                               ------      ------
                                             $  5,979    $  6,544
                                               ======      ======


     LIABILITIES AND SHAREHOLDERS' EQUITY

Note payable to bank                         $    250    $    250
Current installments of long term debt            601          96
Accounts payable                                  760         933
Accrued compensation and benefits                 514         572
Customer advances and unearned revenue          1,032         956
Other liabilities                                 164         110
                                               ------      ------
       Total current liabilities                3,321       2,917
                                               ------      ------

Long-term debt, excluding current installments
   ($1,510 in December and $2,357 in March
    to a related party)                         2,455       3,329

Shareholders' equity:
   Preferred stock                                 -           -
   Common stock ($.24 par value)                1,488       1,486
   Additional paid-in capital                  20,078      19,788
   Accumulated deficit                        (21,363)    (20,976)
                                               ------      ------
       Total shareholders' equity                 203         298
                                               ------      ------
                                             $  5,979    $  6,544
                                               ======      ======


See accompanying notes to condensed financial statements.

                   BARRISTER INFORMATION SYSTEMS CORPORATION

                       Condensed Statements of Operations
                     (In thousands, except per share data)

                           Three Months Ended   Nine Months Ended
                           ------------------   -----------------
                             Dec. 29  Dec. 30   Dec. 29   Dec. 30
                               1995     1994      1995      1994
                             ------   ------    ------    ------
Revenues:
 Product sales              $   366  $   515   $ 1,115   $ 1,948
 Services                     2,840    3,277     9,050     9,646
                             ------   ------    ------    ------
   Total revenues             3,206    3,792    10,165    11,594
                             ------   ------    ------    ------

Costs and expenses:
 Cost of product sales          148      421       523     1,556
 Cost of services             2,488    2,493     7,599     7,574
                             ------   ------    ------    ------
   Total cost of revenues     2,636    2,914     8,122     9,130
                             ------   ------    ------    ------

 Selling, general and
   administrative expenses      653      623     1,973     1,990
 Product development and
   engineering                  117      156       308       492
                             ------   ------    ------    ------
   Total costs and expenses   3,406    3,693    10,403    11,612
                             ------   ------    ------    ------

Operating income (loss)        (200)      99      (238)      (18)

Interest expense :
 Related party                   -        49       108       138
 Other                           14       14        41        38
                             ------   ------    ------    ------
   Total interest                14       63       149       176
                             ------   ------    ------    ------


Net income (loss)           $  (214) $    36   $  (387)  $  (194)
                             ======   ======    ======    ======


Net income (loss)
 per common and common
 equivalent share           $ (0.03) $  0.01   $ (0.06)  $ (0.04)
                             ======   ======    ======    ======

Weighted average number of
  common and common
  equivalent shares
  outstanding                 6,190    6,170     6,227     5,493
                             ======   ======    ======    ======



   See accompanying notes to condensed financial statements.

                   BARRISTER INFORMATION SYSTEMS CORPORATION

                       Statement of Shareholders' Equity
                                 (In thousands)

                                       Additional
                                Common   paid-in  Accumulated
                                 Stock   capital    deficit     Total
                                 -----    ------     ------     -----
Balance at March 31, 1995      $ 1,486  $ 19,788  $ (20,976)  $   298

Sale of 8,000 Common shares          2         8         -         10

Debt forgiven by BIS
 Partners, L.P.                              282                  282

Net loss                            -         -        (387)     (387)

                                 -----    ------     ------     -----
Balance at December 29, 1995   $ 1,488  $ 20,078  $ (21,363)  $   203
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

                   BARRISTER INFORMATION SYSTEMS CORPORATION

                       Condensed Statements of Cash Flows
                                 (In thousands)

                                                   Nine Months Ended
                                                   -----------------
                                                  Dec. 29    Dec. 30
                                                    1995       1994
                                                   -----      -----
Cash flows from operating activities:
   Net loss                                      $  (387)   $  (194)
   Adjustments to reconcile net loss to net
    cash provided (used) by operating activities:
      Depreciation and amortization                  231        231
      Loss on disposal of equipment                   -           1
      Changes in current assets and liabilities:
       Accounts receivable                            57        185
       Inventories                                   412       (259)
       Prepaid expenses                               (6)       (15)
       Accounts payable                             (173)      (153)
       Accrued compensation and benefits             (58)      (301)
       Customer advances and unearned revenues        76       (106)
       Other liabilities                              54         14
         Net cash provided (used)
           by operating activities                   206       (597)
                                                   -----      -----

Cash flows from investing activities:
   Additions to equipment and leasehold
    improvements                                     (78)       (68)
   Additions to software production costs           (229)        -
   Proceeds on sale of equipment                                  8
   Other                                              16         16
                                                   -----      -----
         Net cash used in investing activities      (291)       (44)
                                                   -----      -----

Cash flows from financing activities:
   Net repayment of debt                             (87)      (117)
   Proceeds from sale of Common stock                 10         -
         Net cash used by                          -----      -----
            financing activities                     (77)      (117)
                                                   -----      -----

Net decrease in cash                                (162)      (758)
Cash at beginning of period                          184        804
                                                   -----      -----
Cash at end of period                            $    22    $    46
                                                   =====      =====


Supplemental disclosure of cash flow information:

      Interest paid                              $   213    $   127
                                                   =====      =====

Non-cash financing activities:

      Debt forgiven by Bis Partners, L.P.        $   282    $    -
      Conversion of long term debt to
       preferred stock                                -         250
      Conversion of preferred stock to
       common stock                                   -       3,310
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

      The results of operations for the nine month period ended December 29, 1995 are not necessarily indicative of the results expected for the full year.

2. A summary of long-term debt follows:

                                             Dec. 29    March 31
                                               1995       1995
                                             ------     ------
                                                (In thousands)
                                                 ------------
Working capital note with
 BIS Partners, L.P.                         $   285    $   285
Term note with BIS Partners, L.P.             1,764      2,108
Other                                         1,007      1,032
                                             ------     ------
    Total long-term debt                      3,056      3,425
Less current installments                       601         96
                                             ------     ------
Long term debt, excluding
  current installments                      $ 2,455    $ 3,329
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

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Condition
- -------------------

The Company experienced a net decrease in cash of $162,000 for the first nine months of fiscal 1996. Cash used for investing activities (additions to equipment and software production costs) and financing activities exceeded the cash provided by operating activities of $206,000. The positive cash from operations was principally realized from depreciation and amortization, and lower levels of inventories. These amounts were sufficient to offset the net loss and reductions in accounts payable. This result also compared very favorably to a decrease of $758,000 in cash for the first nine months of the prior year.

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

Results of Operations
- ---------------------

For the quarter ended December 29, 1995, total revenues decreased 15.5% from the same quarter in 1994, with a net loss of $214,000 compared to a net profit of $36,000 in the third quarter of the prior year. For the nine month period ended December 29, 1995, total revenues decreased 12.3% compared with the nine months ended December 30, 1994. The nine month net loss was $387,000 compared to a net loss of $194,000 incurred in the comparable period for the prior year. The principal reason for the loss incurred in the third quarter was lower services revenues at the same time services expenses were constant.

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

The $282,000 contribution to capital (recorded in the second quarter) resulted from an agreement with BIS to cancel $450,000 of its debt with the Company. The contribution to capital was computed by reducing the amount of debt recorded on the Company's books to an amount equal to the total cash to be repaid to BIS for both principal and interest. As a result, all future payments on the current notes outstanding to BIS will be recorded as a reduction in the debt balance with no interest expense being recognized. This had a favorable impact on interest expense in the second and third quarters and will continue to have a favorable impact in future quarters.

No income taxes were recognized in the statements of operations since the Company has use of net operating loss carryforwards to offset any taxes.

A loss of $.06 per share was incurred in the first nine months of this year compared to a loss of $.04 per share in the first nine months of last year. The increase in the weighted average number of common shares outstanding for the comparable periods resulted primarily from the issuance of 2,030,000 common shares upon the conversion of the Company's Series D preferred stock which was not included in the number of shares until the second quarter of last year.

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

                   BARRISTER INFORMATION SYSTEMS CORPORATION

Date: July 23, 1996                       By:     /s/ Henry P. Semmelhack
                                                  ------------------------------
                                                  Henry P. Semmelhack
                                                  President and
                                                  Chief Executive Officer

Date: July 23, 1996                       By:     /s/ Richard P. Beyer
                                                  ------------------------------
                                                  Richard P. Beyer
                                                  Vice President, Finance
                                                  (Principal Financial Officer)