Form 10-Q
period 1996-06-28
BARRISTER INFORMATION SYSTEMS CORP
filed 1996-08-08
CIK 754128

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended         June 28, 1996
                 -----------------------------

Commission file number    0-14063
                      ------------------------

                    BARRISTER INFORMATION SYSTEMS CORPORATION
             (Exact name of Registrant as specified in its charter)

         New York                                         16-1176561
(State or other jurisdiction of                           (I.R.S. Employer
incorporation of organization)                            Identification No.)

465 Main Street, Buffalo, New York                            14203
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code (716) 845-5010
                                                  ----------------------
                                 Not Applicable
- -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         Yes   X               No
                                            -----                -----
        Class                            Outstanding at August 2, 1996
- ---------------------                    -----------------------------
 Common $.24 Par Value                          8,197,970 Shares

                    BARRISTER INFORMATION SYSTEMS CORPORATION

                                      INDEX

                                                             PAGE
                                                            NUMBER
                                                             ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Balance Sheets at
                  June 28, 1996 and March 31, 1996 .....      3

                  Condensed Statements of Operations -
                   Three Months Ended June 28, 1996
                   and June 30, 1995 ...................      4

                  Statement of   Shareholders' Equity -
                   Three Months Ended June 28, 1996 ....      5

                  Condensed Statements of Cash Flows -
                   Three Months Ended June 28, 1996
                   and June 30, 1995 ...................      6

                  Notes to Condensed
                   Financial Statements ................      7


         Item 2.  Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations .....................     8

PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K ..        11


                          PART I. FINANCIAL INFORMATION

                    BARRISTER INFORMATION SYSTEMS CORPORATION

                            Condensed Balance Sheets
                                 (In thousands)

                                                           June 28    March 31
                                                             1996       1996
                                                           --------    --------
                ASSETS

Cash                                                       $    395    $  1,198
Accounts receivable                                           1,900       1,578
Inventories:

   Service parts                                              3,089       3,238
   Other                                                        125         132
Prepaid expenses                                                 20          32
                                                           --------    --------
       Total current assets                                   5,529       6,178
                                                           --------    --------

Equipment and leasehold
   improvements, at cost                                      4,126       4,003
Less accumulated depreciation                                 3,665       3,617
                                                           --------    --------
       Net equipment and leasehold
          improvements                                          461         386
                                                           --------    --------

Software production costs                                       444         381
Other assets                                                     34          33
                                                           --------    --------
                                                           $  6,468    $  6,978
                                                           ========    ========


     LIABILITIES AND SHAREHOLDERS' EQUITY

Note payable to bank                                       $    250    $    250
Current installments of long term debt                          726         726
Accounts payable                                                668         799
Accrued compensation and benefits                               542         549
Customer advances and unearned revenue                          561         841
Other liabilities                                               133          84
                                                           --------    --------
       Total current liabilities                              2,880       3,249
                                                           --------    --------

Long-term debt,excluding current installments
   ($1,175 in June and $1,343 in March
    to a related party)                                       1,236       1,392

Shareholders' equity:

   Preferred stock                                             --          --
   Common stock ($.24 par value)                              1,968       1,968
   Additional paid-in capital                                21,550      21,550
   Accumulated deficit                                      (21,166)    (21,181)
                                                           --------    --------
       Total shareholders' equity                             2,352       2,337
                                                           --------    --------
                                                           $  6,468    $  6,978
                                                           ========    ========




See accompanying notes to condensed financial statements.

                    BARRISTER INFORMATION SYSTEMS CORPORATION

                       Condensed Statements of Operations
                      (In thousands, except per share data)

                                                            Three months ended
                                                            ------------------
                                                          June 28        June 30
                                                            1996           1995
                                                          -------        -------
Revenues:
   Product sales                                           $  610         $  409
   Services                                                 2,805          3,218
                                                           ------         ------
      Total revenues                                        3,415          3,627
                                                           ------         ------

Costs and expenses:
   Cost of product sales                                      201            178
   Cost of services                                         2,292          2,573
                                                           ------         ------
      Total cost of revenues                                2,493          2,751

   Selling, general and
     administrative expenses                                  793            698
   Product development and
     engineering                                              108             97
                                                           ------         ------
      Total costs and expenses                              3,394          3,546
                                                           ------         ------
Operating income                                               21             81

Interest expense
  Related party                                                --             65
  Other                                                         6             12
                                                           ------         ------
     Total interest                                             6             77
                                                           ------         ------

Net income                                                 $   15         $    4
                                                           ======         ======

Net income per common and
  common equivalent share                                  $ 0.00         $ 0.00
                                                           ======         ======

Weighted average number of
    common and common equivalent
    shares outstanding                                      9,067          6,317
                                                           ======         ======





See accompanying notes to condensed financial statements.

                    BARRISTER INFORMATION SYSTEMS CORPORATION

                        Statement of Shareholders' Equity
                                 (In thousands)

                                    Additional
                             Common   paid-in Accumulated
                             Stock    capital   deficit      Total
                             -----    -------   -------      -----
Balance at March 31, 1996  $  1,968  $  21,550 $ (21,181)  $  2,337

Net income                       -          -         15         15

                           --------  --------- ---------   --------
Balance at June 28, 1996   $  1,968  $  21,550 $ (21,166)  $  2,352
                           ========  ========= =========   ========





Common stock - 8,197,970 shares issued and outstanding at June 28, 1996 and March 31, 1996.

See accompanying notes to condensed financial statements.

               BARRISTER INFORMATION SYSTEMS CORPORATION

                   Condensed Statements of Cash Flows
                          (In thousands)

                                                             Three Months Ended
                                                             ------------------
                                                             June 28     June 30
                                                               1996        1995
                                                             -------     -------
Cash flows from operating activities:
   Net income                                                $    15      $   4
   Adjustments to reconcile net income to net
    cash used by operating activities:
      Depreciation and amortization                               74         71
      Changes in current assets and liabilities:
       Accounts receivable                                      (322)       115
       Inventories                                               156        139
       Prepaid expenses                                           12         21
       Accounts payable                                         (131)      (234)
       Accrued compensation and benefits                          (7)        60
       Customer advances and unearned revenues                  (280)       (65)
       Other liabilities                                          49         25
         Net cash provided (used)                            -------      -----
           by operating activities                              (434)       136
                                                             -------      -----

Cash flows from investing activities:
   Additions to equipment and leasehold
    improvements                                                (124)       (46)
   Capitalized software                                          (88)       (76)
   Other                                                          --          6
                                                             -------      -----
         Net cash used in investing activities                  (213)      (116)
                                                             -------      -----

Cash flows from financing activities:
   Net repayment of debt                                        (156)        (1)
         Net cash used by                                    -------      -----
            financing activities                                (156)        (1)
                                                             -------      -----

Net increase (decrease) in cash                                 (803)        19
Cash at beginning of period                                    1,198        184
                                                             -------      -----
Cash at end of period                                        $   395      $ 203
                                                             =======      =====
Supplemental disclosure of cash flow information:

      Interest paid                                          $     6      $  84
                                                             =======      ======



See accompanying notes to condensed financial statements.

                BARRISTER INFORMATION SYSTEMS CORPORATION

                     Notes to Condensed Financial Statements

1. In the opinion of Management, the accompanying financial statements present fairly the financial position, results of operations and cash flows for the periods shown. The first quarter results for each year represent thirteen weeks of operations ended Friday, June 28, 1996 and June 30, 1995. The financial data included herein was compiled in accordance with the same accounting policies applied to the Company's audited annual financial statements. Any adjustments made were of a normal recurring nature.

         The results of operations for the three month period ended June 28, 1996 are not necessarily indicative of the results to be expected for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
- -------------------

The Company experienced a net decrease in cash of $803,000 for its first quarter ended June 28, 1996. The $434,000 of cash used by operating activities primarily resulted from an increase in accounts receivable and decreases in accounts payable and customer advances and unearned revenues. In addition, $213,000 was spent on investing activities and net repayments of debt amounted to $156,000. As a result, the Company's cash balance decreased from $1,198,000 at March 31, 1996 to $395,000 at June 28, 1996.

The principal cash requirements for fiscal 1997 are scheduled repayments of $726,000 of long-term debt, investment in capitalized software at levels that approximate those in fiscal 1996 and an increase in additions to equipment and leasehold improvements over amounts spent in the prior two years. The Company expects to meet these cash requirements by generating positive cash from operating activities for the balance of the fiscal year and by using its cash balance as required. Any income earned should not bear taxes since the Company had use of net deductible temporary differences and operating loss carryforwards of approximately $2,868,000 at March 31, 1996. Another potential source of cash would be the exercise of the $1.75 and/or the $2.25 Warrants that were issued in connection with the sale of common stock in March, 1996. If all the Warrants were exercised, the Company would realize $3,000,000 in additional cash. The Warrants are callable by the Company upon the occurrence of certain conditions. In addition, the Company continues to explore additional sources of borrowings to provide cash as required.

If the Company is unsuccessful in returning to profitability, there can be no assurance that it will be able to generate positive cash flow from operations or that its cash balance will be sufficient to meet required debt repayments and capital expenditures for software and equipment. Further, there can be no assurance that additional capital or lines of credit will be available to the Company in those circumstances.

RESULTS OF OPERATIONS
- ---------------------

For the quarter ended June 28, 1996, total revenues decreased approximately 5.8% over the same quarter in 1995. A net profit of $15,000 was incurred compared to a net profit of $4,000 in the first quarter of the prior year. Improved margins on product sales and lower interest expenses were offset by lower margins on services revenues and higher selling, general and administrative expenses.

Product sales increased 49.1% for the comparable quarter based on an increase in the sale of Javelan, the Company's Windows(TM)-based management software product. The Company experienced a further decline in the sale of low margin (10%-15%) commodity products for the comparable periods. Margins on Javelan sales, which can include various hardware and third party software in addition to the Company developed software, generally amount to between 60% and 100% depending on the configuration of the sale. As a result of the increased Javelan sales, margins on product sales increased to 67.0% from 56.5% for the comparable quarter in the prior year.

The decline of 12.8% in services revenues for the quarter ended June 28, 1996, as compared to the same quarter in the previous year, was principally due to the decreased revenues from hardware maintenance contracts. These revenues were affected by the non-renewal of two large subcontracts from IBM in August, 1995, a third large subcontract in May, 1996 and a reduction in contracts for the Company's older minicomputer equipment. Since IBM is reducing the amount of subcontracting it does in the PC equipment market, the Company expects that revenues from this customer, which amounted to 30% of total revenues in fiscal 1996, will drop as a percentage of total revenues in fiscal 1997. IBM may terminate its contracts with the Company with 30 days advance notice. As a result, the Company has increased its efforts to obtain business by signing new contracts from additional outsourcing opportunities, from recently established business partners and through direct sales. If IBM were to cancel a major portion of its existing subcontracts to the Company, or if the Company's sales and marketing efforts are unsuccessful, an adverse impact on the Company's results of operations for fiscal 1997 could occur. Margins on services revenues decreased from 20.0% to 18.3% for the comparable period as the amount of cost reductions realized were less than the decrease in associated revenues since certain fixed costs could not be reduced.

The Company experienced an increase in the amount of selling, general and administrative expenses it incurred in the comparable first quarter from 19.2% to 23.2% of total revenues. This result was primarily due to an increase in selling expenses associated with enhanced efforts to obtain new hardware maintenance contracts and to lower revenue levels. Expenditures for product development and engineering, before taking into account amounts capitalized and amortized for software production costs, were approximately the same for the comparable periods.

The decrease in interest expense for the comparable quarter resulted from reductions in interest expense to BIS Partners, L.P. The accounting treatment of certain debt forgiveness by BIS Partners, L.P. in August, 1995, stipulated that the debt forgiveness must first be considered a reduction of all future interest expense. As a result, all payments after August, 1995, are being recorded as reductions in the principal balance of the loans.

The increase in the weighted average number of common shares outstanding for the comparable periods resulted principally from the issuance of 2,000,000 common shares in a private placement offering that was completed on March 29, 1996. In addition, the weighted average number of common shares for the first quarter of the current year includes approximately 869,000 of common equivalent shares. These shares were computed as the net effect of dilutive stock options and warrants based on the treasury stock method using an average market price of $2.55 for the first quarter.

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits:  None

     (b)   Reports on Form 8-K:  None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    BARRISTER INFORMATION SYSTEMS CORPORATION

Date:  August 6, 1996            By:  /s/ Henry P. Semmelhack
                                      --------------------------------
                                      Henry P. Semmelhack
                                      President and
                                       Chief Executive Officer

Date:  August 6, 1996            By:  /s/ Richard P. Beyer
                                      --------------------------------
                                            Richard P. Beyer
                                      Vice President, Finance
                                      (Principal Financial Officer)