Form 10-Q
period 1996-12-27
BARRISTER INFORMATION SYSTEMS CORP
filed 1997-02-03
CIK 754128

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended       December 27, 1996
                 -------------------------------

Commission File Number  0-14063
                 -------------------------------

                    BARRISTER INFORMATION SYSTEMS CORPORATION
             (Exact name of Registrant as specified in its charter)

          New York                                          16-1176561
(State or other jurisdiction of                          (I.R.S. Employer
incorporation of organization)                           Identification No.)

465 Main Street, Buffalo, New York                             14203
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code  (716) 845-5010
                                                  ----------------

                                 Not Applicable
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X   No
                                     -----   -----

          Class                               Outstanding at January 24, 1997
----------------------------               -------------------------------------
   Common $.24 Par Value                                 8,201,301

                    BARRISTER INFORMATION SYSTEMS CORPORATION

                                      INDEX
                                                                                                   PAGE
PART I.  FINANCIAL INFORMATION                                                                     NUMBER
                                                                                                   ------
         Item 1.     Financial Statements

         Condensed Balance Sheets at
         December 27, 1996 and March 31, 1996.........................................................3

         Condensed Statements of Operations -
         Three and Nine Months Ended
         December 27, 1996 and December 29, 1995......................................................4

         Statement of Shareholders' Equity -
         Nine Months Ended December 27, 1996..........................................................5

         Condensed Statements of Cash Flows -
         Nine Months Ended December 27, 1996
         and December 29, 1995........................................................................6

         Notes to Condensed Financial Statements......................................................7

         Item 2.     Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations....................................................................8

PART II. OTHER INFORMATION

         Item 6.     Exhibits and Reports on Form 8-K................................................10

                          PART I. FINANCIAL INFORMATION

                    BARRISTER INFORMATION SYSTEMS CORPORATION

                            Condensed Balance Sheets
                                 (In Thousands)

                                                          Dec. 27      March 31
                                                            1996         1996
                                                          --------     --------
                       ASSETS
Cash                                                      $    192     $  1,198
Accounts receivable                                          2,611        1,578
Inventories:
     Service parts                                           2,848        3,238
     Other                                                     157          132
Prepaid expenses                                                28           32
                                                          --------     --------
          Total current assets                               5,836        6,178
                                                          --------     --------

Equipment and leasehold
     improvements, at cost                                   4,084        4,003
Less accumulated depreciation                                3,631        3,617
          Net equipment and leasehold                     --------     --------
               improvements                                    453          386
                                                          --------     --------

                                                               533          381
Software production costs                                       36           33
                                                          --------     --------
Other assets                                              $  6,858     $  6,978
                                                          ========     ========
     LIABILITIES AND SHAREHOLDERS' EQUITY

Note payable to bank                                      $    250     $    250
Current installments of long term debt                         717          726
Accounts payable                                               797          799
Accrued compensation and benefits                              588          549
Customer advances and unearned revenue                       1,157          841
Other liabilities                                              123           84
                                                          --------     --------
          Total current liabilities                          3,632        3,249
                                                          --------     --------
Long-term debt, excluding current installments
     ($839 in December and $1,343 in March to a
      related party)                                           879        1,392

Shareholders' equity:
     Preferred stock                                            --           --
     Common stock ($.24 par value)                           1,968        1,968
     Additional paid-in capital                             21,551       21,550
     Accumulated deficit                                   (21,172)     (21,181)
                                                          --------     --------
          Total shareholders' equity                         2,347        2,337
                                                          --------     --------
                                                          $  6,858     $  6,978
                                                          ========     ========

See accompanying notes to condensed financial statements.

                    BARRISTER INFORMATION SYSTEMS CORPORATION

                       Condensed Statements of Operations
                      (In thousands, except per share data)

                                        Three months ended   Nine months ended
                                        ------------------   -----------------
                                         Dec. 27  Dec. 29    Dec. 27   Dec. 29
                                          1996     1995       1996      1995
                                         -------  -------    -------   -------
Revenues:
     Product sales                       $  833   $   366    $ 1,952   $  1,115
     Services                             2,944     2,840      8,494      9,050
                                         ------   -------    -------   --------
              Total revenues              3,777     3,206     10,446     10,165
                                         ------   -------    -------   --------
Costs and expenses:
     Cost of product sales                  258       148        698        523
     Cost of services                     2,458     2,488      6,904      7,599
                                         ------   -------    -------   --------
              Total cost of revenues      2,716     2,636      7,602      8,122

     Selling, general and
         administrative expenses            916       653      2,467      1,973
     Product development and
         engineering                        107       117        341        308
                                         ------   -------    -------   --------
              Total costs and expenses    3,739     3,406     10,410     10,403
                                         ------   -------    -------   --------

Operating income (loss)                      38      (200)        36       (238)

Interest expense:
     Related party                           --        --         --        108
     Other                                   11        14         27         41
                                         ------   -------    -------   --------
              Total interest                 11        14         27        149
                                         ------   -------    -------   --------
Net income (loss)                        $   27   $  (214)   $     9   $   (387)
                                         ======   =======    =======   ========
Net income (loss) per common and
     and common equivalent share         $ 0.00   $ (0.03)   $  0.00   $  (0.06)
                                         ======   =======    =======   ========
Weighted average number of
     common and common equivalent
     shares outstanding                   8,788     6,190      8,954      6,227
                                         ======   =======    =======   ========

See accompanying notes to condensed financial statements.

                    BARRISTER INFORMATION SYSTEMS CORPORATION

                        Statement of Shareholders' Equity
                                 (In thousands)

                                                Additional
                                       Common     Paid-in  Accumulated
                                        Stock     Capital     Deficit     Total
                                       -------  ---------- ------------   ------
Balance at March 31, 1996               $1,968    $21,550    $(21,181)    $2,337

Sale of 3,332 common shares
     under stock option plan                --         --           1          1

Net income                                  --         --           9          9
                                        ------    -------    --------     ------
Balance at December 27, 1996            $1,968    $21,551    $(21,172)    $2,347
                                        ======    =======    ========     ======

Common stock - 8,201,301 and 8,197,970 shares issued and outstanding at
               December 27, 1996 and March 31, 1996, respectively.




See accompanying notes to condensed financial statements.

                    BARRISTER INFORMATION SYSTEMS CORPORATION

                       Condensed Statements of Cash Flows
                                 (In thousands)

                                                                 Nine Months Ended
                                                                 -----------------
                                                                 Dec. 27   Dec. 29
                                                                  1996       1995
                                                                 -------   -------
Cash flows from operating activities:
     Net income (loss)                                           $     9    $(387)
     Adjustments to reconcile net income (loss) to net cash
          provided (used) by operating activities:
               Depreciation and amoritzation                         238      231
               Loss on equipment disposal                              9       --
               Changes in current assets and liabilities:
                    Accounts receivable                           (1,033)      57
                    Inventories                                      365      412
                    Prepaid expenses                                   4       (6)
                    Accounts payable                                  (2)    (173)
                    Accrued compensation and benefits                 39      (58)
                    Customer advances and unearned revenues          316       76
                    Other liabilities                                 39       54
                                                                 -------    -----
                         Net cash provided (used)
                              by operating activities                (16)     206
                                                                 -------    -----
Cash flows from investing activities:
     Additions to equipment and leasehold improvements              (262)     (78)
     Proceeds on equipment disposal                                   34       --
     Capitalized software                                           (238)    (229)
     Other                                                            (3)      16
                                                                 -------    -----
                         Net cash used in investing activities      (469)    (291)
                                                                 -------    -----
Cash flows from financing activities:
     Net repayment of debt                                          (522)     (87)
     Proceeds from stock                                               1       10
                                                                 -------    -----
                         Net cash used by financing activities      (521)     (77)
                                                                 -------    -----
Net decrease in cash                                              (1,006)    (162)
Cash at beginning of period                                        1,198      184
                                                                 -------    -----
Cash at end of period                                            $   192    $  22
                                                                 =======    =====
Supplemental disclosure of cash flow information:
                    Interest paid                                $    27    $ 213
                                                                 =======    =====
Non-cash financing activities:
                    Debt forgiven by BIS Partners, L.P.          $    --    $ 282
                                                                 =======    =====


See accompanying notes to condensed financial statements.

                    BARRISTER INFORMATION SYSTEMS CORPORATION

                     Notes to Condensed Financial Statements

1. In the opinion of Management, the accompanying financial statements present fairly the financial position, results of operations and cash flows for the periods shown. The third quarter results for each year represent 13 weeks of operations ended Friday, December 27, 1996 and December 29, 1995. The financial data included herein was compiled in accordance with the same accounting policies applied to the Company's audited annual financial statements. Any adjustments made were of a normal recurring nature.

         The results of operations for the nine month period ended December 27, 1996 are not necessarily indicative of the results expected for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
-------------------

The Company experienced a net decrease in cash for the first nine months of fiscal 1997. During this period, $469,000 was spent on investing activities and net repayments of debt amounted to $522,000. Cash of $16,000 was used by operating activities as an increase in accounts receivable was mostly offset by the positive impact of depreciation and amortization, lower inventory levels, and an increase in customer advances and other liability accounts. As a result, the Company's cash balance decreased from $1,198,000 at March 31, 1996 to $192,000 at December 27, 1996.

The principal cash requirements for fiscal 1997 are scheduled repayments of $726,000 of long-term debt, investment in capitalized software at levels that approximate those in fiscal 1996 and an increase in additions to equipment and leasehold improvements over amounts spent in the prior two years. The Company expects to meet these cash requirements by generating positive cash from operating activities for the balance of the fiscal year and by using its cash balance as required. Any income earned should not bear taxes since the Company has use of net deductible temporary differences and operating loss carryforwards of approximately $2,868,000 at March 31, 1996. Another potential source of cash would be the exercise of the $1.75 and/or the $2.25 Warrants that were issued in connection with the sale of common stock in March, 1996. If all the Warrants were exercised, the Company would realize $3,000,000 in additional cash. The Warrants are callable by the Company upon the occurrence of certain conditions. In addition, the Company will seek additional sources of borrowings to provide cash as required.

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

Results of Operations
---------------------

For the quarter ended December 27, 1996, total revenues increased 17.8% from the same quarter in 1995, with net income of $27,000 compared to a net loss of $214,000 in the third quarter of the prior year. For the nine month period ended December 27, 1996, total revenues increased 2.8% compared with the nine months ended December 29, 1995. The nine month net income was $9,000 compared to a net loss of $387,000 incurred in the comparable period for the prior year. The principal reason for the improved results was higher sales of Javelan, the Company's Windows-based management software product.

Product sales increased 127.6% for the comparable third quarters and 75.1% for the comparable first nine months based on the increase in Javelan sales. A decline in the sale of low margin (10%-15%) commodity products was incurred for the comparable third quarters and nine month periods. Margins on Javelan sales, which can include various hardware and third party software in addition to the Company developed software, generally amount to between 60% and 100% depending on the configuration of the sale. As a result of the increased Javelan sales, margins on product sales improved from 59.6% to 69.0% for the comparable third quarters and from 53.1% to 64.2% for the comparable nine month periods.

Services revenues increased 3.7% for the comparable third quarters, but decreased 6.1% for the comparable nine month periods. The third quarter increase was primarily due to increased time and material billings for hardware maintenance services and from increased installation and training revenues associated with the Javelan product. The increase in hardware time and materials billings was a direct result of the contract signed in October, 1996, with CIC Systems Inc. to be CIC's primary supplier of computer hardware maintenance services for CIC's customers nationwide. These increases were sufficient to offset a decrease in revenues from hardware maintenance contracts. This decrease in revenues from hardware maintenance contracts is the principal reason for the decline in services revenues for the comparable nine month periods. Contract revenues were affected by the non-renewal of two large subcontracts from IBM in August, 1995, a third large subcontract in May, 1996, and a reduction in contracts for the Company's older minicomputer equipment. Since IBM is reducing the amount of subcontracting it does in the PC equipment market, the Company expects that revenues from this customer, which amounted to 30% of the total revenues in fiscal 1996, will drop as a percentage of total revenues in fiscal 1997. IBM's contract with the Company has a provision that stipulates that IBM is able to terminate any of its contracts by providing 30 days advance notice. As a result, the Company has increased its efforts to obtain business by signing new contracts from additional outsourcing opportunities, from recently established business partners and through direct sales. If IBM were to cancel a major portion of its existing subcontracts to the Company, or if the Company's sales and marketing efforts are unsuccessful, an adverse impact on the Company's results of operations for fiscal 1997 could occur. The percentage of margin on services revenues increased for the comparable third quarters and nine month periods as the cost of providing services decreased 1.2% and 9.1%, respectively.

Selling, general and administrative expenses increased from 20.4% to 24.3% of total revenues for the comparable quarters and from 19.4% to 23.6% for the comparable nine month periods. This result was primarily due to an increase in selling expenses associated with enhanced efforts to obtain new hardware maintenance contracts and increased levels of Javelan sales. Expenditures for product development and engineering, before taking into account amounts capitalized and amoritzed for software productions costs, were approximately the same for the comparable periods.

The decrease in interest expense for the comparable nine month periods resulted from reductions in interest expense to BIS Partners, L.P. The accounting treatment of certain debt forgiveness by BIS Partners, L.P. in August, 1995, stipulated that the debt forgiveness must first be considered a reduction of all future interest expense. Therefore, all payments after August, 1995 are being recorded as reductions in the principal balance of the loans.

The increase in the weighted average number of common shares outstanding for the comparative periods resulted principally from the issuance of 2,000,000 common shares in a private placement offering that was completed on March 29, 1996. In addition, the weighted average number of common shares for the third quarter and first nine months of the current year includes approximately 586,000 and 754,000 of common equivalent shares, respectively. These shares were computed as the net effect of dilutive stock options and warrants based on the treasury stock method.

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

                    BARRISTER INFORMATION SYSTEMS CORPORATION

Date:  February 3, 1997           By:      /s/  Henry P. Semmelhack
                                           ------------------------
                                           Henry P. Semmelhack
                                           President and
                                           Chief Executive Officer

Date:  February 3, 1997           By:      /s/  Richard P. Beyer
                                           ---------------------
                                           Richard P. Beyer
                                           Vice President, Finance
                                           (Principal Financial Officer)