Form 10-K405
period 1997-03-31
BARRISTER INFORMATION SYSTEMS CORP
filed 1997-06-30
CIK 754128

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                          Commission File Number:
  March 31, 1997                                           0-14063

                    BARRISTER INFORMATION SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)

            New York                                           16-1176561
(State or other jurisdiction of                             (I.R.S. Employer
incorporation of organization)                             Identification No.)

 465 Main Street, Buffalo, New York                               14203
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (716) 845-5010

                  ============================================
SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT: None. SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
                          Common Stock, $.24 par value
                                (Title of Class)

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

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X.
                            --

          The aggregate market value of Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on June 13, 1997, was approximately $3.6 million.

          The number of shares outstanding of the Registrant's common stock, $.24 par value, was 8,201,300 at June 13, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

          Parts I, II and IV incorporate by reference portions of the Barrister Information Systems Corporation Annual Report to Shareholders for the fiscal year ended March 31, 1997 (the "Company's 1997 Annual Report"). Part III incorporates by reference portions of the Barrister Information Systems Corporation Proxy Statement for the Annual Meeting of Shareholders to be held on September 4, 1997 (the "Company's definitive Proxy Statement to be dated July 24, 1997").

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

SOFTWARE MARKET

              The Company was the first to offer and install an all Window's-based firm management software for medium to large sized law firms. The Company now sells its Windows-based client server software product, Javelan, and software support services principally to the U.S. law firm market and to law firms in Canada and the Caribbean. Javelan software is used by law firms for firm management and to keep track of the time of attorneys and paralegals to enable them to bill their clients. In addition, the software provides the law firm with other applications such as executive information, collections, general ledger and accounts payable. Javelan is also being sold in the accounting, consulting and corporate markets for organizations seeking time and billing or time and cost allocation capability. The Company currently expects that the majority of sales will come from the legal market.

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

              In its software marketing efforts for the legal market, the Company conducts seminars in cities throughout the United States, advertises in professional publications and provides demonstrations at its corporate headquarters,

                                    Page -2-
regional offices, client locations and trade shows. The Company also markets the systems to consultants to advise them of the system's features and new product developments and to gain increased market acceptance.

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

              The Company believes that its existing clients present significant opportunities for sales of additional software and services. Approximately 34% of Javelan contracts to date have come from these clients. It is marketing to and communicating with approximately 175 of its existing clients which have licensed software in the past in order to license Javelan as replacement software. Further, service efforts are directed to ensuring client satisfaction and facilitating additional sales. The Company has sponsored the organization of a national users group, comprised of representatives of clients, who meet with Company personnel to exchange ideas and techniques for the use of the Company's systems, provide training and offer suggestions for product development and enhancements. The Company believes it has the staff with the necessary technical and market knowledge to advance the product, to install the product and train clients in its use and to support the client afterward.

              The Company has made a substantial investment in the Javelan product and protects its intellectual property rights by licensing the software by contract. Pricing is based on the size of the system and the functions licensed. Clients pay recurring monthly license fees and, in return, receive telephone support and periodic software enhancements. Investments are expected to continue to enhance the features and functions of the Javelan software package. The choice of features will be driven by clients through bi-annual user group meetings. These investments are expected to increase the sales opportunities in the existing client base and to improve sales in the markets for Javelan.

              Historically, software product life cycles have been five to ten years. With the markets moving to Windows and client/server architecture, there may be a lengthening of the cycle. This effect is expected to intensify the investment in features and functions and reduce investments in the underlying technology and architecture of the product, which will be available in the open market.

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

PRODUCTS

              The principal product of the Company is Javelan, a state-of-the-art software package, which can operate on either Windows 3.1, Windows 95 or NT Workstation and provides the functions necessary for law firm management using desktop computing and client server architecture. Javelan software operates on the law firm's local area network (LAN) and uses PC work stations on the LAN for data processing. A server using Microsoft SQL-Server 6.0 or 6.5 contains the law firm's data base and supports the work stations. Javelan was introduced to the market in November 1992 through an extensive series of seminars. In December 1994, the Company announced that Javelan would operate with Microsoft NT and SQL-Server 6.0. Currently, Javelan is delivered with NT and SQL-Server 6.5. As a result, Javelan is expected to contribute significantly to the Company's revenues in the future.

                                    Page -3-

              In the past, the Company has developed or purchased several products which it currently supports:

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

SOFTWARE DEVELOPMENT

              The markets for the Company's software products are characterized by rapid technical changes which have required and will continue to require the Company to engage in ongoing development, and evaluations, the future costs of which are expected to be significant and the economic benefits of which are not readily predictable. Before taking into account amounts capitalized as software production costs, the Company incurred $700,000, $693,000 and $667,000 of product development and engineering expenses in fiscal 1997, 1996, and 1995, respectively. For fiscal 1998, the Company expects to increase its level of spending in this area.

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

              Since 1972, the Company has established a field service organization located in a number of cities throughout the United States. To support them, a depot repair facility located in Buffalo, New York performs repairs on equipment shipped to Buffalo. These resources have enabled the Company to sell equipment maintenance service contracts outside the legal market, to sell depot repair services and to offer system integration services. Currently, more than 90% of hardware maintenance revenues are generated outside the legal market.

              Sales of services and systems integration are the result of a direct sales force focused on this market. A variety of service plans are offered which cover Barrister's proprietary equipment to a long list of OEM micro-computer products. In addition, the Company has established business relationships with companies such as IBM Corporation, CIC Systems, U.S. Computer, Grumman Systems Support Corporation and MRK Technologies, Ltd. to provide services on a contractual basis.

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

                                    Page -5-

RELATIONSHIP WITH IBM

              The Company has received a number of hardware maintenance subcontracts from IBM. These subcontracts are generally renewable on an annual basis with 30 day cancellation rights. During fiscal 1997, revenues from the subcontracts were approximately 20% of total revenues.

EMPLOYEES

              As of June 13, 1997, the Company had 204 full-time employees and 6 part-time employees. None of the Company's employees is represented by a labor union and the Company has had no work stoppages. The Company believes that employee relations are good.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

              The following table sets forth as of June 13, 1997, the names and ages of the executive officers of the Company and the positions held by each such person.

NAME                      AGE                          POSITION

Richard P. Beyer          50               Vice President-Finance, Treasurer
                                           and a Director

Mark C. Donadio           41               Secretary and General Counsel

Mark J. Phillips          42               Vice President-Sales

Jose Rivero               48               Vice President-Service Division and
                                           a Director

Henry P. Semmelhack       60               President, Chairman of the Board of
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

                                    Page -6-

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

              San Diego, California                  Manchester, New Hampshire
              Denver, Colorado                       Cherry Hill, New Jersey
              Hartford,  Connecticut                 New York, New York
              Miami, Florida                         Charlotte, North Carolina
              Atlanta Georgia                        Cleveland, Ohio
              Chicago, Illinois                      Arlington, Virginia
              Boston, Massachusetts


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

              The item is not applicable.

                                    Page -8-

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS.

              The information required by this item is incorporated by reference to the Company's 1997 Annual Report under the caption "Stock Market and Dividend Information".

ITEM 6.       SELECTED FINANCIAL DATA.

              The information required by this item is incorporated by reference to the Company's 1997 Annual Report under the caption "Selected Financial Data".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

              The information required by this item is incorporated by reference to the Company's 1997 Annual Report under the caption "Management's Discussion and Analysis".

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

              The information required by this item is incorporated by reference to the Company's 1997 Annual Report under the caption "Quarterly Financial Data" and under the captions as listed in Item 14(a)(1) of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

              The Item is not applicable.

                                    Page -9-

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

              Information under the caption "ELECTION OF DIRECTORS" in the Company's definitive Proxy Statement to be dated July 24, 1997, is incorporated herein by reference. Also see Part I of this Report, under the caption "Executive Officers of the Registrant" for additional information relating to the Company's executive officers.

ITEM 11.      EXECUTIVE COMPENSATION.

              The information under the caption "COMPENSATION AND RELATED MATTERS" in the Company's definitive Proxy Statement to be dated July 24, 1997, is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

              The information under the caption "PRINCIPAL SHAREHOLDERS" in the Company's definitive Proxy Statement to be dated July 24, 1997, is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS.

              The information under the sub-caption "Certain Transactions" in the Company's definitive Proxy Statement to be dated July 24, 1997, is incorporated herein by reference.

                                    Page -10-

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM  8-K.

(a)        The following are filed as a part of this Report:

           (1) FINANCIAL STATEMENTS. The following Financial Statements of Barrister Information Systems Corporation are incorporated by reference to the Company's 1997 Annual Report:

                  Balance Sheets -
                           March 31, 1997 and March 31, 1996
                  Statements of Operations -
                           Years ended March 31, 1997, 1996 and 1995
                  Statements of Shareholders' Equity -
                           Years ended March 31, 1997, 1996 and 1995
                  Statements of Cash Flows -
                           Years ended March 31, 1997, 1996 and 1995
                  Notes to Financial Statements
                  Independent Auditors' Report

           (2) FINANCIAL STATEMENT SCHEDULE. The following financial statement schedule of Barrister Information Systems Corporation for the three years ended March 31, 1997 is being filed with this Report. Schedules not listed below have been omitted because they are not applicable or are not required under the instructions or the information is included in the "Notes to Financial Statements" of the Company's 1997 Annual Report.

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

                    BARRISTER INFORMATION SYSTEMS CORPORATION

DATE:  June 25, 1997                        BY: /s/ Henry P. Semmelhack
       -------------                            -----------------------
                                                Henry P. Semmelhack, President
                                                and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures                              Title                            Date
----------                              -----                            ----

/s/ Henry P. Semmelhack                 President, Chief Executive       June 25, 1997
--------------------------              Officer and Chairman of the
Henry P. Semmelhack                     Board of Directors


/s/ Richard P. Beyer                    Vice President and Chief         June 25, 1997
--------------------------              Financial Officer
Richard P. Beyer

/s/ Franklyn S. Barry, Jr.              Director                         June 25, 1997
--------------------------
Franklyn S. Barry, Jr.

/s/ Warren E. Emblidge, Jr.             Director                         June 25, 1997
--------------------------
Warren E. Emblidge, Jr.

/s/ Richard E. McPherson                Director                         June 25, 1997
--------------------------
Richard E. McPherson

/s/ James D. Morgan                     Director                         June 25, 1997
--------------------------
James D. Morgan

                                        Director                         June 25, 1997
--------------------------
James Page

/s/ Jose Rivero                         Director                         June 25, 1997
--------------------------
Jose Rivero

                                    Page -12-

                          INDEPENDENT AUDITORS' REPORT
                        ON FINANCIAL STATEMENT SCHEDULES
                        --------------------------------

Board of Directors
Barrister Information Systems Corporation:

Under date of June 20, 1997, we reported on the balance sheets of Barrister Information Systems Corporation as of March 31, 1997 and 1996, and the related statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended March 31, 1997, as contained in the 1997 annual report to shareholders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended March 31, 1997. In connection with our audits of the aforementioned financial statements, we also have audited the related financial statement schedule as listed in item 14(a)(2) of this the annual report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

         KPMG Peat Marwick LLP

Buffalo, New York
June 20, 1997

                                    Page -13-

                                   Schedule II

                    BARRISTER INFORMATION SYSTEMS CORPORATION

                        Valuation and Qualifying Accounts
                                 (In thousands)

                                     Balance at           Additions              Write-Offs           Balance
                                     beginning         charged to costs            charged            at end
Description                          of period            and expenses           to allowance         of period
-----------                          ---------            ------------           ------------         ---------

Allowance for doubtful
  accounts:
  Year ended March 31, 1995          $     150            $    -                 $    -               $   150
                                       -------              -------                ------               -----

  Year ended March 31, 1996          $     150            $    -                 $     50             $   100
                                       -------              -------                ------               -----

  Year ended March 31, 1997          $     100            $      25              $    -               $   125
                                       -------              -------                ------               -----

Allowance for inventory
  obsolescence:1

  Year ended March 31, 1995          $    800             $     689              $    664             $   825
                                       ------               -------                ------               -----

  Year ended March 31, 1996          $    825             $   1,045              $  1,110             $   760
                                       ------               -------                ------               -----

  Year ended March 31, 1997          $    760             $     900              $    779             $   881
                                       ------               -------                ------               -----

--------
     1 The allowance is included in inventory in the balance sheets.

                                    Page -14-



                                INDEX TO EXHIBITS

    Exhibit                                                                  Page No.
      No.                         Description                              or Location
      ---                         -----------                              ----------

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

      3.4         Amendment to the Bylaws effective                           (c)
                  October 9, 1991

      3.5         Amendment to the Certificate of Incorporation               (c)
                  dated October 15, 1991

      3.6         Amendment to the Certificate of Incorporation               (d)
                  dated March 30, 1992

      3.7         Amendment to the Certificate of Incorporation               (e)
                  dated November 3, 1994

      3.8*        Amendment to the Certificate of Incorporation               (f)
                  dated March 6, 1996

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

      23*         KPMG Peat Marwick LLP consent regarding forms S-8

      27*         Financial Data Schedule


                                    Page -15-

[FN]

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

(b) Designates Exhibit annexed to the Registrant's Report on Form 10-Q for the quarter ended July 1, 1988.

(c) Designates Exhibit annexed to the Registrant's Report on Form 10-Q for the quarter ended September 27, 1991.

(d) Designates Exhibit annexed to the Registrant's Report on Form 10-K for the year ended March 31, 1992.

(e) Designates Exhibit annexed to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1994.

(f) Designates Exhibit annexed to the Registrant's Report on Form 10-K for the year ended March 31, 1996.



















                                    Page -16-