Form 10-K405/A
period 1997-03-31
BARRISTER INFORMATION SYSTEMS CORP
filed 1997-07-29
CIK 754128

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                FORM 10-K/A NO. 1
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

         The purpose of this amendment is to amend Items 10, 11, 12 and 13 to read as set forth herein.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information concerning the executive officers and directors of the Company as of June 13, 1997:

NAME                                      AGE                               POSITION
----                                      ---                               --------

Henry P. Semmelhack                       60          President, Chairman of the Board of Directors and Chief
                                                      Executive Officer
Richard P. Beyer                          50          Vice President, Chief Financial Officer and Director
Mark C. Donadio                           41          Secretary and General Counsel
Mark J. Phillips                          42          Vice President - Sales
Jose Rivero                               48          Vice President - Service Division and Director
Franklyn S. Barry, Jr.                    57          Director
Warren E. Emblidge, Jr.                   53          Director
Richard E. McPherson                      64          Director
James D. Morgan                           60          Director
James Page                                28          Director

         Henry P. Semmelhack has served as the Company's Chairman of the Board of Directors, Chief Executive Officer and President since its incorporation in 1982. He was one of the founders of Comptek Research, Inc. ("Comptek") (a manufacturer and marketer of computer systems for the defense industry) and currently serves as a Director of Comptek. Previously he served as Comptek's Chairman of the Board, Chief Executive Officer and President. Mr. Semmelhack is also a Director of Merchants Group, Inc.

         Richard P. Beyer became Vice President Finance and Treasurer of the Company in 1982 following its incorporation. He previously was Vice President Finance and Treasurer of Comptek.

         Mark C. Donadio joined the Company in January, 1991 as its Secretary and General Counsel. Prior to his joining the Company, he was a partner at Saperston & Day, P.C. in Buffalo, New York.

         Mark J. Phillips joined the Company in March, 1995 as its Vice President of Sales. Prior to joining the Company, he was a sales and marketing executive with Digital Equipment Corporation.

         Jose Rivero is currently Vice President of the Services Division of the Company. He has been with the Company since 1982. He served as Vice President in charge of Hardware Operations, Manufacturing, Processing and Inventory from 1989 to 1991. Prior to that Mr. Rivero was Vice President of Customer Operations in charge of Hardware and Software Installation and Maintenance from 1987 to 1989.

         Franklyn S. Barry, Jr. is an owner and operator of privately held consumer products companies which distribute infant products, housewares, and furniture. He was President of Ingram Software, Inc. (a distributor of microcomputer software and supplies) from 1985 to 1987, and a founder and Chief Executive Officer of its predecessor, Software Distribution Services, Inc. from 1983 to 1985. He has been a Director of Merchants Mutual Insurance Company (a property and casualty underwriter) since 1981, and was a Director of Merchants Insurance Group, Inc. from 1986 to 1994.

         Warren E. Emblidge, Jr. has been President of S.J. McCullagh, Inc., an importer, roaster and distributor of coffee and related products, from 1986 to present. From 1987 to 1988 he was Chairman of Joseph Malecki Corporation, a meat processor for the retail trade. Between 1989 - 1992, he was President and founder of Juiceables, Inc., a bag-in-box distributor and President and co-founder of GR8 Nutrition, Inc., a producer of specialty powdered foods for the geriatric and dental markets. Previously Mr. Emblidge served in various executive positions at Goldome FSB/Buffalo Savings Bank, including Executive Vice President of Goldome Realty Credit Corporation, President of Goldome Corporation and Group Vice President of Buffalo Savings Bank.

         Richard E. McPherson served as a Vice President of the Company since its incorporation in 1982 until 1995 when he retired. He was one of the founders of Comptek and served as Vice President of that company prior to April 1982.

         James D. Morgan is currently Vice President and Chief Scientist of Comptek. He served as Vice President of Product Engineering of the Company from 1982 to 1990. He was one of the founders of Comptek and currently serves as a Director of that company.

         James Page is a Director of Enlightened TV, Ltd., a European media holding company with interests in terrestrial television stations in Germany. He was formerly Chief Analyst with Boxall Asset Management of Great Britain, a venture capital and proprietary trading firm, and formerly a strategic consultant for Eidos, P.L.C., the largest computer games publisher in Europe.

ITEM 11. EXECUTIVE COMMITTEE

EXECUTIVE COMPENSATION

         The following table sets forth all cash compensation paid to the Chief Executive Officer for services rendered to the Company in all capacities during the fiscal years ended March 31, 1997, 1996 and 1995.

                           SUMMARY COMPENSATION TABLE

                                                                                Long Term Compensation
                                                                                -----------------------
                                       Annual Compensation                  Awards                   Payouts
                                       -------------------                  ------                   -------

                                                     Other                      Securities
Name and                                             Annual       Restricted    Underlying      LTIP       All Other
Principal                         Salary    Bonus    Compen-      Stock         Options/        Payouts    Compen-
Position                 Year      ($)       ($)     sation ($)   Award (s)     SARs (#)        ($)        sation
------------             ----      ---       ---     ----------   ----------    --------        ---        ------
                                                                  ($)

Henry P. Semmelhack      1997     105,019     -           -            -          -               -           -
Chief Executive          1996      74,024     -           -            -          -               -           -
Officer
                         1995      56,627     -           -            -        72,000            -           -

                        AGGREGATED OPTION EXERCISE TABLE
    Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                                                            Number of Securities           Value of Unexercised
                                                           Underlying Unexercised          In-the-Money Options
                                                         Options/SARs at FY-End (#)            at FY-End ($)
                                                         --------------------------            -------------
                        Shares Acquired   Value
Name                    On Exercise       Realized ($)   Exercisable   Unexercisable   Exercisable    Unexercisable
----                    -----------       ------------   -----------   -------------   -----------    -------------

Henry P. Semmelhack            0               0           91,000          26,000        $125,700        $36,075
Chief Executive
Officer

         The amount reported in the compensation table above does not include expenditures made by the Company for an automobile and insurance benefits. These benefits did not exceed the lesser of $25,000 or 10% of the compensation reported in the table above. No other officer of the Company earned more than $100,000 during the fiscal year ended March 31, 1997.

COMPENSATION OF DIRECTORS

         Employee directors receive no additional compensation for service on the Board of Directors or its Committees. Directors who are not employees receive a $4,000 annual retainer, payable semiannually plus a fee of $500 for each Board and Committee meeting attended with a $500 maximum per day.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

CERTAIN BENEFICIAL OWNERS

         The following table sets forth certain information as of June 20, 1997 with respect to the beneficial ownership of the Company's Common Stock by all persons or groups (as such terms are used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by the Company to be beneficial owners of more than 5% of its outstanding common stock.

NAME AND ADDRESS                                       COMMON                                 PERCENT
      OF                                                STOCK                                   OF
BENEFICIAL OWNER(1)                                                                       COMMON STOCK(2)

Brebar Investments Ltd.                             3,500,000(3)                               36.08

Henry P. Semmelhack                                 2,024,679(4)                               23.80
761 Willardshire Blvd.
Orchard Park, NY   14127

James D. Morgan                                      898,163(5)                                10.82
34 Ironwood Court
East Amherst, NY   14051

Richard E. McPherson                                 875,352(6)                                10.56
304 Burroughs Drive
Amherst, NY   14226

(1) The beneficial ownership information presented is based upon information furnished by each person or contained in filings with the Securities and Exchange Commission. Pursuant to Rule 13d-3 of the Regulations under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or to direct the disposition) with respect to a security whether through any contract, arrangement, understanding, relationship or otherwise. Except as otherwise indicated, the named person has sole voting and investment power with respect to the Common Stock set forth opposite his name. Percentages have been calculated on the basis of 8,201,300 Common Stock shares outstanding, plus, as appropriate, shares deemed outstanding pursuant to Rule 13d-3(d)(1).

(2) The percent of Common Stock beneficially owned is equivalent to each person's or group's percentage of the aggregate number of votes attributable to outstanding Common Stock.

(3) On March 29, 1996, the Company completed a Regulation S Offering with Brebar Investments Ltd. whereby 2,000,000 shares of Common Stock were sold to Brebar Investments Ltd. Also includes Warrants to purchase 1,500,000 shares of Common Stock.

(4) Includes 376,790 shares of Common Stock and Warrants to purchase 45,000 shares of Common Stock owned by Mr. Semmelhack's wife and children. Mr. Semmelhack disclaims any beneficial ownership of such shares. Includes options to purchase 91,000 shares of Common Stock and Warrants to purchase 168,750 shares of Common Stock.

(5) Includes 207 shares held in trust by Mr. Morgan for the benefit of his children. Mr. Morgan disclaims any beneficial ownership of such shares held in trust. Includes non-qualified options to purchase 10,000 shares of Common Stock and Warrants to purchase 90,000 shares of Common Stock.

(6)      Includes Warrants to purchase 90,000 shares of Common Stock.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth the beneficial ownership of Common Stock of the Company as of June 20, 1997 by each director and by all directors and officers as a group.

      NAME OF                                             COMMON                    PERCENT OF
BENEFICIAL OWNER(1)                                        STOCK                   COMMON STOCK
-------------------                                     ------------               ------------

Henry P. Semmelhack                                     2,024,679(2)                   23.80
James D. Morgan                                           898,163(3)                   10.82
Richard E. McPherson                                      875,352(4)                   10.56
Richard P. Beyer                                          227,813(5)                    2.76
Jose Rivero                                               138,910(6)                    1.68
All officers and directors
as a group (10 persons)                                 4,261,042(7)                   48.05

(1) The beneficial ownership information presented is based upon information furnished by each person or contained in filings with the Securities and Exchange Commission. Pursuant to Rule 13d-3 of the Regulations under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or to direct the disposition) with respect to a security whether through any contract, arrangement, understanding, relationship or otherwise. Except as otherwise indicated, the named person has sole voting and investment power with respect to the Common Stock set forth opposite his name. Percentages have been calculated on the basis of 8,201,300 Common Stock shares outstanding, plus, as appropriate, shares deemed outstanding pursuant to Rule 13d-3(d)(1).

(2) Includes 376,790 shares of Common Stock and Warrants to purchase 45,000 shares of Common Stock owned by Mr. Semmelhack's wife and children. Mr. Semmelhack disclaims any beneficial ownership of such shares. Includes options to purchase 91,000 shares of Common Stock and Warrants to purchase 168,750 shares of Common Stock.

(3) Includes 207 shares held in trust by Mr. Morgan for the benefit of his children. Mr. Morgan disclaims any beneficial ownership of such shares held in trust. Includes non-qualified options to purchase 10,000 shares of Common Stock and Warrants to purchase 90,000 shares of Common Stock.

(4)      Amount includes Warrants to purchase 90,000 shares of Common Stock.

(5) Amount includes options to purchase 49,000 shares of Common Stock and Warrants to purchase 11,250 shares of Common Stock.

(6)      Amount includes options to purchase 57,000 shares of Common Stock.

(7) Amount includes options to purchase 262,000 shares of Common Stock and Warrants to purchase 405,000 shares of Common Stock. Except as indicated in Footnotes 2 & 3 above, members of the group have sole voting and investment power with respect to all shares indicated.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Prior to March 31, 1997, the Company had a term note in the amount of $2,500,000 with BIS Partners, L.P. ("BIS Partners"), a limited partnership composed of private investors. BIS Partners had also provided the Company with a working capital loan of $500,000, which has been paid off. The term note is secured by Company assets and receivables. Partners in BIS Partners, L.P. include Company officers Semmelhack and Beyer and Company directors McPherson and Morgan. On March 31, 1997, the Company renegotiated the terms of its loan agreement with BIS Partners, L.P., extending the repayment schedule through the year 2004 and agreeing to an interest rate of prime plus 3.5%. On March 31, 1997, the balance of the term note was $1,425,000.

         On August 31, 1995, BIS Partners forgave $450,000 of the term debt owed by the Company. At the same time, 450,000 Warrants were issued to BIS Partners to purchase up to 450,000 shares of Company Common Stock. The price per share for purchase of the Common Stock upon exercise of the Warrant is $1-15/16, the closing price of the Common Stock on August 31, 1995. The Warrants expire on August 31, 2005. No Warrants have been exercised.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    BARRISTER INFORMATION SYSTEMS CORPORATION

DATE:  July 29, 1997                    BY:/s/  Richard P. Beyer
       ---------------------------------   ---------------------
                                             Richard P. Beyer, Vice President
                                             and Chief Financial Officer