Form 10-Q
period 1997-06-27
BARRISTER INFORMATION SYSTEMS CORP
filed 1997-08-08
CIK 754128

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended                   June 27, 1997
                 ------------------------------------------------

Commission File Number         0-14063
                      -------------------------------------------


                    BARRISTER INFORMATION SYSTEMS CORPORATION
             (Exact name of Registrant as specified in its charter)


          New York                                           16-1176561
(State or other jurisdiction of                              (I.R.S. Employer
incorporation of organization)                               Identification No.)


465 Main Street, Buffalo, New York                           14203
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code  (716) 845-5010
                                                    --------------

                                 Not Applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes    X        No
                                                         --------       --------

           Class                                  Outstanding at August 1, 1997
--------------------------------------------------------------------------------
   Common $.24 Par Value                                  8,201,300 Shares

                    BARRISTER INFORMATION SYSTEMS CORPORATION




                                      INDEX



                                                                           PAGE
PART I.  FINANCIAL INFORMATION                                            NUMBER
                                                                          ------




       Item 1.     Financial Statements

       Condensed Balance Sheets at
       June 27, 1997 and March 31, 1997.............................................3

       Condensed Statements of Operations -
       Three Months Ended June 27, 1997
       and June 28, 1996............................................................4

       Statement of Shareholders' Equity -
       Three Months Ended June 27, 1997.............................................5

       Condensed Statements of Cash Flows -
       Three Months Ended June 27, 1997
       and June 28, 1996............................................................6

       Notes to Condensed Financial Statements......................................7


       Item 2. Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations........................................................8



PART II. OTHER INFORMATION

       Item 6. Exhibits and Reports on Form 8-K....................................11


                          PART I. FINANCIAL INFORMATION

                    BARRISTER INFORMATION SYSTEMS CORPORATION

                            Condensed Balance Sheets
                                 (In Thousands)

                                                      June 27        March 31
                                                        1997           1997
                                                      --------       --------
                            ASSETS

Cash                                                  $    179       $    226
Accounts receivable                                      2,904          2,598
Inventories:
       Service parts                                     2,805          2,826
       Other                                               103            146
Prepaid expenses                                            31             67
                                                      --------       --------
              Total current assets                       6,022          5,863
                                                      --------       --------

Equipment and leasehold
       improvements, at cost                             4,140          4,125
Less accumulated depreciation                            3,704          3,666

              Net equipment and leasehold             --------       --------
                    improvements                           436            459
                                                      --------       --------
Software production costs                                  628            595
Other assets                                                38             36
                                                      --------       --------
                                                      $  7,124       $  6,953
                                                      ========       ========


               LIABILITIES AND SHAREHOLDERS' EQUITY

Note payable to bank                                  $    250       $    250
Current installments of long term debt                     106             99
Accounts payable                                         1,268          1,119
Accrued compensation and benefits                          740            642
Customer advances and unearned revenue                   1,208          1,320
Other liabilities                                          122             67
                                                      --------       --------
              Total current liabilities                  3,694          3,497
                                                      --------       --------

Long-term debt, excluding current installments
       ($1,452 in June and $1,475 in March
       to a related party)                               1,473          1,504

Shareholders' equity:
       Preferred stock                                    --             --
       Common stock ($.24 par value)                     1,968          1,968
       Additional paid-in capital                       21,551         21,551
       Accumulated deficit                             (21,562)       (21,567)
                                                      --------       --------
              Total shareholders' equity                 1,957          1,952
                                                      --------       --------
                                                      $  7,124       $  6,953
                                                      ========       ========


See accompanying notes to condensed financial statements.

                    BARRISTER INFORMATION SYSTEMS CORPORATION

                       Condensed Statements of Operations
                      (In thousands, except per share data)


                                              Three months ended
                                             --------------------
                                              June 27    June 28
                                                1997      1996
                                             --------    --------

Revenues:
       Product sales                         $    511    $    610
       Services                                 3,716       2,805
                                             --------    --------
              Total revenues                    4,227       3,415
                                             --------    --------

Costs and expenses:
       Cost of product sales                      132         201
       Cost of services                         2,922       2,292
                                             --------    --------
              Total cost of revenues            3,054       2,493

       Selling, general and
          administrative expenses                 948         793
       Product development and
          engineering                             172         108
                                             --------    --------
              Total costs and expenses          4,174       3,394
                                             --------    --------

Operating income                                   53          21

Interest expense
       Related party                               38        --
       Other                                       10           6
                                             --------    --------
              Total interest                       48           6
                                             --------    --------

Net income                                   $      5    $     15
                                             ========    ========

Net income per common and
   common equivalent share                   $   0.00    $   0.00
                                             ========    ========

Weighted average number of
   common and common equivalent
   shares outstanding                           8,576       9,067
                                             ========    ========




See accompanying notes to condensed financial statements.

                    BARRISTER INFORMATION SYSTEMS CORPORATION

                        Statement of Shareholders' Equity
                                 (In thousands)





                                         Additional
                                Common     Paid-in  Accumulated
                                 Stock     Capital     Deficit    Total
                                --------   --------   --------   --------

Balance at March 31, 1997       $  1,968   $ 21,551   $(21,567)  $  1,952

Net income                                                   5          5
                                --------   --------   --------   --------
Balance at June 27, 1997        $  1,968   $ 21,551   $(21,562)  $  1,957
                                ========   ========   ========   ========



Common stock  -  8,201,300 shares issued and outstanding at June 27, 1997 and
                        March 31, 1997.



See accompanying notes to condensed financial statements.

                    BARRISTER INFORMATION SYSTEMS CORPORATION

                       Condensed Statements of Cash Flows
                                 (In thousands)


                                                               Three Months Ended
                                                             ----------------------
                                                              June 27       June 28
                                                               1997          1996
                                                             --------      --------

Cash flows from operating activities:
       Net income                                            $      5      $     15
       Adjustments to reconcile net income to net
          cash provided (used) by operating activities:
              Depreciation and amortization                        87            74
              Changes in current assets and liabilities:
                 Accounts receivable                             (306)         (322)
                 Inventories                                       64           156
                 Prepaid expenses                                  36            12
                 Accounts payable                                 149          (131)
                 Accrued compensation and benefits                 99            (7)
                 Customer advances and unearned revenues         (112)         (280)
                 Other liabilities                                 55            49
                    Net cash provided (used)
                                                             --------      --------
                       by operating activities                     77          (434)
                                                             --------      --------

Cash flows from investing activities:
       Additions to equipment and leasehold
          improvements                                            (17)         (124)
       Capitalized software                                       (80)          (88)
       Other                                                       (2)         --

                                                             --------      --------
                    Net cash used in investing activities         (99)         (213)
                                                             --------      --------

Cash flows from financing activities:
       Net repayment of debt                                      (25)         (156)
                                                             --------      --------
                    Net cash used by financing activities         (25)         (156)
                                                             --------      --------

Net decrease in cash                                              (47)         (803)
Cash at beginning of period                                       226         1,198
                                                             --------      --------
Cash at end of period                                        $    179      $    395
                                                             ========      ========


Supplemental disclosure of cash flow information:

              Interest paid                                  $     23      $      6
                                                             ========      ========


See accompanying notes to condensed financial statements.

                    BARRISTER INFORMATION SYSTEMS CORPORATION


                     Notes to Condensed Financial Statements


1. In the opinion of Management, the accompanying financial statements present fairly the financial position, results of operations and cash flows for the periods shown. The first quarter results for each year represent thirteen weeks of operations ended Friday, June 27, 1997 and Friday, June 28, 1996. The financial data included herein was compiled in accordance with the same accounting policies applied to the Company's audited annual financial statements. Any adjustments made were of a normal recurring nature.

     The results of operations for the three month period ended June 27, 1997 are not necessarily indicative of the results to be expected for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
-------------------

The Company experienced a net decrease in cash of $47,000 for its first quarter ended June 27, 1997. This compares to a net decrease of $803,000 in cash for the first quarter of last year. Cash used in investing activities of $99,000 and for debt repayment of $25,000 were partially offset by net cash provided by operating activities of $77,000. As a result, the Company's cash balance decreased from $226,000 at March 31, 1997 to $179,000 at June 27, 1997.

The principal cash requirements for fiscal 1998 are investments in capitalized software at levels that approximate those in fiscal 1997 and additions to equipment and leasehold improvements that are expected to be lower than amounts spent in fiscal 1997. Debt repayments should approximate $100,000 which is a significant reduction over amounts repaid in the prior two years. This reduction is based on an agreement reached with BIS Partners, L.P. in March, 1997, to lengthen the repayment period of their note with lower monthly repayments in the earlier years. This agreement will result in an increase in interest expense in fiscal 1998. The Company expects to meet these cash requirements by generating positive cash flow from operating activities. Any income earned should not require cash payments for taxes, since the Company has use of net deductible temporary differences and operating loss carryforwards of approximately $3,212,000 at March 31, 1997. The Company expects to achieve growth in both product sales and services revenues in 1998. Javelan sales have grown in each of the past three years and another year of growth is foreseen. This growth should be aided by the need of companies to replace their current software before the year 2000, since many software packages were not designed to handle the year 2000 in system calculations. Increased Javelan sales will also lead to an increase of associated installation, training and conversion revenues. Expectations are that the downward trend in services revenues will be reversed in 1998. Recently, a number of agreements have been signed with new business partners and an increase in new contracts have been realized in March, 1997, and the beginning months of fiscal 1998. An added operating cash benefit to a number of these agreements is the sale of warranty upgrade contracts which generally have terms up to three years and are prepaid at the time the contract is signed. Also, the Company is actively pursuing additional borrowings for working capital from asset-based lenders. The Company believes that additional borrowing could be available before the close of the second quarter. If the $1.75 and/or the $2.25 warrants that were issued in connection with the sale of the common stock in March, 1996, were exercised, the Company would realize $3,000,000 in additional cash. However, these warrants expire in March, 1998, and the price of the Company's stock is currently less than the exercise price of the warrants. Even if the price of the Company's stock should increase, there can be no assurance that the warrants would be exercised.

If the Company is unsuccessful in returning to profitability, there can be no assurance that it will be able to generate positive cash flow from operations or that sufficient cash will be available to meet its required obligations. Further, there can be no assurance that borrowing will be available from asset-based lenders or that other sources of cash will be available.

RESULTS OF OPERATIONS
---------------------

For the quarter ended June 27, 1997, total revenues increased approximately 23.8% over the same quarter in 1996. A net profit of $5,000 was incurred compared to a net profit of $15,000 in the first quarter of the prior year. Increased services revenues and improved margins on those revenues were offset by lower product sales, increased product development and engineering expenses, increased selling, general and administrative expenses and higher interest expense.

Product sales decreased 16.2% for the comparable quarters based on decreases in the sale of Javelan, the Company's Windows(TM)-based management software product and a decline in the sale of low margin commodity products. Commodity products are now less than 15% of total product sales. Javelan sales were less than the previous comparable quarter due to a large sale made in the first quarter of the prior year. Margins improved to 74.2% of product sales from 67.0% for the comparable quarter in the prior year based on a more favorable mix of Javelan sales. Margins on Javelan sales, which can include various hardware and third party software in addition to the Company developed software, generally amount to between 60% and 100% depending on the configuration of the sale.

Services revenues increased 32.5% for the comparable quarters based on increased revenues from hardware maintenance contracts, hardware time and material services and installation, training, conversion and custom programming services associated with the sale of Javelan. The increase in hardware maintenance contracts resulted from two large contracts sold directly to end users and initial contracts received from recently established business partners. The Company has signed a number of business partnership arrangements with equipment resellers to provide hardware maintenance services to their customers. Expectations are that these arrangements will provide additional contracts in subsequent quarters. The increase in hardware time and material services were primarily a result of a contract signed with a large equipment reseller in the third quarter of last fiscal year to provide hardware maintenance services on a nationwide basis. The Company is currently reviewing this contract with its customer based on the high level of expenses being incurred to provide the time and material services under the contract. The increase in Javelan associated services is a direct result of the increase in Javelan sales realized in fiscal 1997. These services will lag the product sales by one to six months or more depending on the size of the sale and the pace of the installation desired by the customer. Margins on services revenues increased from 18.3% to 21.4% for the comparable periods primarily based on margins generated from the increase in Javelan associated services.

Selling, general and administrative expenses were 22.4% of total revenues for the first quarter of this year compared to the 23.2% for the comparable quarter last year. The increase in the amount of expenses incurred resulted from increased selling expenses associated with the Company's efforts to grow both Javelan sales and hardware maintenance services.

Product development and engineering expenses, before taking into account amounts capitalized and amortized for software production costs, approximated 5% of total revenues in each of the comparable periods. The increase in the amount of expenses incurred came about from planned increases in this area to further enhance Javelan and from higher amortization of software production costs.

The increase in interest expense for the comparable first quarters resulted from a renegotiation of the repayment terms of the note with BIS Partners, L.P. ("BIS"). The accounting treatment of certain debt forgiveness by BIS in August, 1995, stipulated that the debt forgiveness must first be considered a reduction of all future interest expense. As a result, all payments made from September, 1995, through March, 1997, were recorded as reductions in the principal balance of the loan. In March, 1997, the Company renegotiated the terms of its agreement with BIS, extending the repayment schedule through the year 2004 and, accordingly, reducing cash payments otherwise scheduled in fiscal 1998 and 1999 and adjusting the interest rate to prime plus 3.5%. As a result of this restructuring and the incremental cash flow it will require, a portion of each payment is once again being recognized as interest expense.

The decrease in the weighted average number of common and common equivalent shares outstanding for the comparable quarters resulted from a decrease in common equivalent shares. These shares are computed as the net effect of dilutive stock options and warrants based on the treasury stock method using an average market price for the quarter. The first quarter of the current year includes approximately 374,000 common equivalent shares which were computed using an average market price of $1.58 per share. The comparable numbers for the first quarter last year were 869,000 common equivalent shares computed using an average market price of $2.55 per share.


FORWARD-LOOKING STATEMENT
-------------------------

When used in this report, the words "expects", "believes", and "intends" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business in the Company's periodic reports on Form 10K and 10Q filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION


       Item 6.           Exhibits and Reports on Form 8-K

           (a)           Exhibits:

                         (27) Financial Data Schedule

           (b)           Reports on Form 8-K:  None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    BARRISTER INFORMATION SYSTEMS CORPORATION


Date:         August 8, 1997             By:     /s/   Henry P. Semmelhack
         -------------------------          ------------------------------
                                                        Henry P. Semmelhack
                                                             President
                                                                and
                                                      Chief Executive Officer




Date:         August 8, 1997             By:         /s/   Richard P. Beyer
         -------------------------          -------------------------------
                                                         Richard P. Beyer
                                                      Vice President, Finance
                                                   (Principal Financial Officer)
