Form 10-Q
period 1997-09-26
BARRISTER INFORMATION SYSTEMS CORP
filed 1997-11-10
CIK 754128

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended       September 26, 1997
                  -------------------------------------

Commission File Number         0-14063
                       -------------------------------

                    BARRISTER INFORMATION SYSTEMS CORPORATION
             (Exact name of Registrant as specified in its charter)



        New York                                                16-1176561
(State or other jurisdiction of                              (I.R.S. Employer
incorporation of organization)                               Identification No.)


465 Main Street, Buffalo, New York                                 14203
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code  (716) 845-5010
                                                   -----------------

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

                                      Yes    X     No
                                          -------     -------

          Class                            Outstanding at November 4, 1997
---------------------------           ------------------------------------------
   Common $.24 Par Value                           8,206,365 Shares

                    BARRISTER INFORMATION SYSTEMS CORPORATION




                                      INDEX


                                                                           PAGE
PART I.  FINANCIAL INFORMATION                                            NUMBER
                                                                          ------



         Item 1.     Financial Statements

         Condensed Balance Sheets at
         September 26, 1997 and March 31, 1997............................   3

         Condensed Statements of Operations -
         Three and Six Months Ended September 26, 1997
         and September 27, 1996...........................................   4

         Statement of Shareholders' Equity -
         Six Months Ended September 26, 1997..............................   5

         Condensed Statements of Cash Flows -
         Six Months Ended September 26, 1997
         and September 27, 1996...........................................   6

         Notes to Condensed Financial Statements..........................   7


         Item 2.     Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations........................................   8



PART II. OTHER INFORMATION

         Item 4.     Submission of matters to a Vote of Security Holders..  11

         Item 6.     Exhibits and Reports on Form 8-K.....................  11

                          PART I. FINANCIAL INFORMATION

                    BARRISTER INFORMATION SYSTEMS CORPORATION

                            Condensed Balance Sheets
                                 (In Thousands)

                                                       September 26,    March 31
                                                           1997           1997
                                                         --------      --------
                              ASSETS

Cash                                                     $    162      $    226
Accounts receivable                                         3,070         2,598
Inventories:
       Service parts                                        2,814         2,826
       Other                                                  103           146
Prepaid expenses                                               28            67
                                                         --------      --------
              Total current assets                          6,177         5,863
                                                         --------      --------

Equipment and leasehold
       improvements, at cost                                4,133         4,125
Less accumulated depreciation                               3,730         3,666
                                                         --------      --------
              Net equipment and leasehold
                    improvements                              403           459
                                                         --------      --------
Software production costs                                     618           595
Other assets                                                   38            36
                                                         --------      --------
                                                         $  7,236      $  6,953
                                                         ========      ========


               LIABILITIES AND SHAREHOLDERS' EQUITY

Note payable to bank                                     $    250      $    250
Current installments of long term debt                        114            99
Accounts payable                                            1,554         1,119
Accrued compensation and benefits                             489           642
Customer advances and unearned revenue                      1,394         1,320
Other liabilities                                             127            67
                                                         --------      --------
              Total current liabilities                     3,928         3,497
                                                         --------      --------

Long-term debt, excluding current installments
       ($1,427 in September and $1,475 in March
       to a related party)                                  1,441         1,504

Shareholders' equity:
       Preferred stock                                       --            --
       Common stock ($.24 par value)                        1,969         1,968
       Additional paid-in capital                          21,551        21,551
       Accumulated deficit                                (21,653)      (21,567)
                                                         --------      --------
              Total shareholders' equity                    1,867         1,952
                                                         --------      --------
                                                         $  7,236      $  6,953
                                                         ========      ========


See accompanying notes to condensed financial statements.

                    BARRISTER INFORMATION SYSTEMS CORPORATION

                       Condensed Statements of Operations
                      (In thousands, except per share data)


                                            Three months ended         Six months ended
                                           --------------------      --------------------
                                           Sept. 26    Sept. 27      Sept. 26    Sept. 27
                                             1997         1996         1997        1996
                                           -------      -------      -------      -------

Revenues:
       Product sales                       $   423      $   509      $   934      $ 1,119
       Services                              3,826        2,745        7,542        5,550
                                           -------      -------      -------      -------
              Total revenues                 4,249        3,254        8,476        6,669
                                           -------      -------      -------      -------

Costs and expenses:
       Cost of product sales                   128          239          260          440
       Cost of services                      3,012        2,154        5,934        4,446
                                           -------      -------      -------      -------
              Total cost of revenues         3,140        2,393        6,194        4,886

       Selling, general and
          administrative expenses              953          758        1,901        1.551
       Product development and
          engineering                          198          126          370          234
                                           -------      -------      -------      -------
              Total costs and expenses       4,291        3,277        8,465        6,671
                                           -------      -------      -------      -------

Operating income (loss)                        (42)         (23)          11           (2)

Interest expense
       Related party                            37          -             75          -
       Other                                    12           10           22           16
                                           -------      -------      -------      -------
              Total interest                    49           10           97           16
                                           -------      -------      -------      -------

Net loss                                   $   (91)     $   (33)     $   (86)     $   (18)
                                           =======      =======      =======      =======

Net loss per common and
   common equivalent share                 $ (0.01)     $  0.00      $ (0.01)     $  0.00
                                           =======      =======      =======      =======

Weighted average number of
   common and common equivalent
   shares outstanding                        8,202        8,201        8,389        8,640
                                           =======      =======      =======      =======




See accompanying notes to condensed financial statements.

                    BARRISTER INFORMATION SYSTEMS CORPORATION

                        Statement of Shareholders' Equity
                                 (In thousands)





                                                   Additional
                                      Common         Paid-in        Accumulated
                                      Stock          Capital          Deficit          Total
                                     -------         --------         --------         ------

Balance at March 31, 1997            $ 1,968         $ 21,551         $(21,567)        $1,952

Sale of 1,666 common shares
      under stock option plan              1                                                1

Net loss                                                                   (86)           (86)
                                     -------         --------         --------         ------
Balance at September 26, 1997        $ 1,969         $ 21,551         $(21,653)        $1,867
                                     =======         ========         ========         ======









Common stock - 8,202,965 and 8,201,300 shares issued and
                outstanding at September 26, 1997 and March 31,
                1997 respectively.









See accompanying notes to condensed financial statements.

                    BARRISTER INFORMATION SYSTEMS CORPORATION
                       Condensed Statements of Cash Flows
                                 (In thousands)


                                                                    Six  Months Ended
                                                             --------------------------------
                                                               September 26,   September 27,
                                                                  1997            1996
                                                             ---------------  ---------------

Cash flows from operating activities:
       Net loss                                                  $ (86)        $   (18)
       Adjustments to reconcile net loss to net
          cash provided (used) by operating activities:
              Depreciation and amortization                        193             154
              Changes in current assets and liabilities:
                 Accounts receivable                              (472)           (430)
                 Inventories                                        55             293
                 Prepaid expenses                                   39               2
                 Accounts payable                                  435              (9)
                 Accrued compensation and benefits                (152)           (178)
                 Customer advances and unearned revenues            74              18
                 Other liabilities                                  60              56
                                                                 -----         -------
                    Net cash provided (used)
                       by operating activities                     146            (112)
                                                                 -----         -------

Cash flows from investing activities:
       Additions to equipment and leasehold
          improvements                                             (25)           (239)
       Capitalized software                                       (135)           (147)
       Other                                                        (2)            -
                                                                 -----         -------
                    Net cash used in investing activities         (162)           (386)
                                                                 -----         -------

Cash flows from financing activities:
         Net repayment of debt
                                                                   (49)           (341)
         Proceeds from stock
                                                                     1               1
                                                                 -----         -------
                    Net cash used by financing activities          (48)           (340)
                                                                 -----         -------

Net decrease in cash                                               (64)           (838)
Cash at beginning of period                                        226           1,198
                                                                 -----         -------
Cash at end of period                                            $ 162         $   360
                                                                 =====         =======


Supplemental disclosure of cash flow information:

              Interest paid                                      $  46         $    16
                                                                 =====         =======





See accompanying notes to condensed financial statements.

                    BARRISTER INFORMATION SYSTEMS CORPORATION


                     Notes to Condensed Financial Statements


1. In the opinion of Management, the accompanying financial statements present fairly the financial position, results of operations and cash flows for the periods shown. The second quarter results for each year represent thirteen weeks of operations ended Friday, September 26, 1997 and Friday, September 27, 1996. The financial data included herein was compiled in accordance with the same accounting policies applied to the Company's audited annual financial statements. Any adjustments made were of a normal recurring nature.

         The results of operations for the six month period ended September 26, 1997 are not necessarily indicative of the results to be expected for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
-------------------

The Company experienced a net decrease in cash of $64,000 for the first six months of fiscal 1998. This compares to a net decrease of $838,000 in cash for the comparable period last year. Cash used in investing activities of $162,000 and for debt repayment of $49,000 were partially offset by net cash provided by operating activities of $146,000. As a result, the Company's cash balance decreased from $226,000 at March 31, 1997 to $162,000 at September 26, 1997.

The principal cash requirements for fiscal 1998 are investments in capitalized software at levels that approximate those in fiscal 1997 and additions to equipment and leasehold improvements that are expected to be lower than amounts spent in fiscal 1997. Debt repayments should approximate $100,000 which is a significant reduction over amounts repaid in the prior two years. This reduction is based on an agreement reached with BIS Partners, L.P. in March, 1997, to lengthen the repayment period of their note with lower monthly repayments in the earlier years. This agreement will result in an increase in interest expense in fiscal 1998. The Company expects to meet these cash requirements by generating positive cash flow from operating activities. Any income earned should not require cash payments for taxes, since the Company has use of net deductible temporary differences and operating loss carryforwards of approximately $3,212,000 at March 31, 1997. The Company expects to achieve growth in both product sales and services revenues in fiscal 1998. Javelan sales have grown in each of the past three years and another year of growth is foreseen. This growth should be aided by the need of companies to replace their current software before the year 2000, since many older software packages were not designed to handle the year 2000 in system calculations. Increased Javelan sales will also lead to an increase of associated installation, training and conversion revenues. Expectations are that the downward trend in services revenues will be reversed in 1998. A number of agreements have been signed with new business partners and an increase in new contracts have been realized during the first six months. An added operating cash benefit to a number of these agreements is the sale of warranty upgrade contracts which generally have terms up to three years and are prepaid at the time the contract is signed. Also, the Company is currently working on a arrangement with an asset-based lender which if successfully completed would provide additional borrowing capacity. If the $1.75 and/or the $2.25 warrants that were issued in connection with the sale of the common stock in March, 1996, were exercised, the Company would realize $3,000,000 in additional cash. However, these warrants expire in March, 1998, and the price of the Company's stock is currently less than the exercise price of the warrants. Even if the price of the Company's stock should increase, there can be no assurance that the warrants would be exercised.

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

RESULTS OF OPERATIONS
---------------------

For the quarter ended September 26, 1997, total revenues increased 30.6% over the same quarter in 1996, with a net loss of $91,000 compared to a net loss of $33,000 in the second quarter of the prior year. For the six month period ended September 26, 1997, total revenues increased 27.1% compared with the six months ended September 27, 1996. The six month net loss was $86,000 compared to a net loss of $18,000 incurred in the comparable period for the prior year. Increased services revenues and improved margins on those revenues were offset by increased product development and engineering expenses, increased selling, general and administrative expenses and higher interest expense.

Product sales declined 16.9% for the comparable second quarters, and 16.5% for the comparable first six months based on a decrease in the sale of low margin commodity products. A small increase in the sale of Javelan, the Company's Windows based management software product, was realized for the comparable six month periods. Margins on product sales improved from 53.0% to 69.7% for the comparable second quarters and from 60.7% to 72.2% for the comparable six month periods. The improvement in margins resulted from a higher percentage of product sales being attributed to Javelan. Margins on Javelan sales, which can include various hardware and third party software in addition to the Company developed software, generally amount to between 60% and 100% depending on the configuration of the sale.

Services revenues increased 39.4% for the comparable second quarters and 35.9% for the comparable six month periods based on increased revenues from hardware maintenance contracts, hardware time and material services and installation, training, conversion and custom programming services associated with the sale of Javelan. The increase in hardware maintenance contracts resulted from two large contracts sold directly to end users and initial contracts received from recently established business partners. The Company has signed a number of business partnership arrangements with equipment resellers to provide hardware maintenance services to their customers. Expectations are that these arrangements will provide additional contracts in subsequent quarters. The increase in hardware time and material services were primarily a result of a contract signed with a large equipment reseller in the third quarter of last fiscal year to provide hardware maintenance services on a nationwide basis. Based on the high level of expenses being incurred to provide services under this contract, an agreement was reached to significantly curtail the amount of services being provided in future quarters. The increase in Javelan associated services is a direct result of the increase in Javelan sales realized in fiscal 1997. These services will lag the product sales by one to six months or more depending on the size of the sale and the pace of the installation desired by the customer. The percentage of margin on services revenues was approximately the same for the comparable second quarters and increased from 19.9% to 21.3% for the comparable six month periods. The increase was primarily based on margins generated from the increase in Javelan associated services.

Selling, general and administrative expenses decreased from 23.3% to 22.4% of total revenues for both the second quarters and six month periods. The increase in the amount of expenses incurred resulted from increased selling expenses associated with the Company's efforts to grow both Javelan sales and hardware maintenance services.

Product development and engineering expenses, before taking into account amounts capitalized and amortized for software production costs, decreased from 4.8% to 4.4% of total revenues for the comparative second quarters and from 4.9% to 4.6% for the comparative six month periods. The increase in the amount of expenses incurred came about from planned increases in this area to further enhance Javelan and from higher amortization of software production costs.

The increase in interest expense for the comparable second quarters and six month periods resulted from a renegotiation of the repayment terms of the note with BIS Partners, L.P. ("BIS"). The accounting treatment of certain debt forgiveness by BIS in August, 1995, stipulated that the debt forgiveness must first be considered a reduction of all future interest expense. As a result, all payments made from September, 1995, through March, 1997, were recorded as reductions in the principal balance of the loan. In March, 1997, the Company renegotiated the terms of its agreement with BIS, extending the repayment schedule through the year 2004 and, accordingly, reducing cash payments otherwise scheduled in fiscal 1998 and 1999 and adjusting the interest rate to prime plus 3.5%. As a result of this restructuring and the incremental cash flow it will require, a portion of each payment is once again being recognized as interest expense. This amounted to $33,000 for the second quarter and $75,000 for the first six months of the current year.

The decrease in the weighted average number of common and common equivalent shares outstanding for the comparable six month periods resulted from a decrease in common equivalent shares. These shares are computed as the net effect of dilutive stock options and warrants based on the treasury stock method using an average market price for the quarter. The first quarter of the current year included approximately 374,000 common equivalent shares which were computed using an average market price of $1.58 per share. The comparable numbers for the first quarter last year were 869,000 common equivalent shares computed using an average market price of $2.55 per share. Based on the losses incurred for the second quarter of each year, no common equivalent shares were computed, since the effect would be anti-dilutive.


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

PART II. OTHER INFORMATION

         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a.)  The Company's Annual Meeting of Shareholders was held October 3, 1997.

(c.) At the Annual Meeting, the shareholders approved the following proposals, as recommended by management.



                                                         Votes           Votes         Votes
                                                          For           Against       Withheld

1. Election of the following nominees
          for director:
      Henry P. Semmelhack                              7,951,655        14,025                -
      James D. Morgan                                  7,955,827         9,853                -
      Richard P. Beyer                                 7,955,856         9,824                -
      Warren E Emblidge, Jr.                           7,955,766         9,914                -

2. Approval to amend the 1989 Stock
          Incentive Plan                               7,414,045        48,130           14,994

3. Approval to reincorporate the Company
          from New York to Delaware                    7,426,097        11,684           10,009

4. Ratification of independent auditors for
          the current fiscal year.                     7,947,860         3,137           14,681




         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

            (a)     Exhibits:  None

            (b)     Reports on Form 8-K:  None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    BARRISTER INFORMATION SYSTEMS CORPORATION




Date:   November 5, 1997                    By:   /s/   Henry P. Semmelhack
        ----------------------                 ----------------------------
                                                         Henry P. Semmelhack
                                                              President
                                                                 and
                                                       Chief Executive Officer




Date:    November 5, 1997                   By:   /s/   Richard P. Beyer
        ----------------------                 -----------------------------
                                                        Richard P. Beyer
                                                     Vice President, Finance
                                                   (Principal Financial Officer)