Form 10-Q
period 1997-12-26
BARRISTER INFORMATION SYSTEMS CORP
filed 1998-02-02
CIK 754128

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended        December 26, 1997
                  ---------------------------------

Commission File Number         0-14063
                      ------------------------------


                    BARRISTER INFORMATION SYSTEMS CORPORATION
             (Exact name of Registrant as specified in its charter)



          New York                                       16-1176561
(State or other jurisdiction of                      (I.R.S. Employer
incorporation of organization)                       Identification No.)


465 Main Street, Buffalo, New York                         14203
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code  (716) 845-5010
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

                                          Yes    X      No
                                              -------      -------


         Class                           Outstanding at January 23, 1998
----------------------------         ------------------------------------------
   Common $.24 Par Value                          8,216,364 Shares

                    BARRISTER INFORMATION SYSTEMS CORPORATION




                                      INDEX


                                                                        PAGE
PART I.  FINANCIAL INFORMATION                                          NUMBER
                                                                        ------


         Item 1.     Financial Statements

         Condensed Balance Sheets at
         December 26, 1997 and March 31, 1997...........................   3

         Condensed Statements of Operations -
         Three and Nine Months Ended December 26, 1997
         and December 27, 1996..........................................   4

         Statement of Shareholders' Equity -
         Nine Months Ended December 26, 1997............................   5

         Condensed Statements of Cash Flows -
         Nine Months Ended December 26, 1997
         and December 27, 1996..........................................   6

         Notes to Condensed Financial Statements........................   7


         Item 2.     Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations......................................   8



PART II. OTHER INFORMATION


         Item 6.     Exhibits and Reports on Form 8-K...................  11

                          PART I. FINANCIAL INFORMATION

                    BARRISTER INFORMATION SYSTEMS CORPORATION

                            Condensed Balance Sheets
                                 (In Thousands)

                                                                          December 26,                March 31
                                                                               1997                     1997
                                                                          -------------           --------------
                              ASSETS

Cash                                                                    $           204         $            226
Accounts receivable                                                               3,224                    2,598
Inventories:
       Service parts                                                              2,847                    2,826
       Other                                                                         94                      146
Prepaid expenses                                                                     17                       67
                                                                          -------------           --------------
              Total current assets                                                6,386                    5,863
                                                                          -------------           --------------

Equipment and leasehold
       improvements, at cost                                                      4,174                    4,125
Less accumulated depreciation                                                     3,755                    3,666
                                                                          -------------           --------------
              Net equipment and leasehold
                    improvements                                                    419                      459
                                                                          -------------           --------------
Software production costs                                                           625                      595
Other assets                                                                         38                       36
                                                                          -------------           --------------
                                                                        $         7,468         $          6,953
                                                                          =============           ==============


               LIABILITIES AND SHAREHOLDERS' EQUITY

Note payable to bank                                                    $           250         $            250
Current installments of long term debt                                              117                       99
Accounts payable                                                                  1,125                    1,119
Accrued compensation and benefits                                                   646                      642
Customer advances and unearned revenue                                            1,785                    1,320
Other liabilities                                                                   141                       67
                                                                          -------------           --------------
              Total current liabilities                                           4,064                    3,497
                                                                          -------------           --------------

Long-term debt, excluding current installments
       ($1,403 in December and $1,475 in March
       to a related party)                                                        1,413                    1,504

Shareholders' equity:
       Preferred stock                                                               --                       --
       Common stock ($.24 par value)                                              1,972                    1,968
       Additional paid-in capital                                                21,565                   21,551
       Accumulated deficit                                                      (21,546)                 (21,567)
                                                                          --------------          ---------------
              Total shareholders' equity                                          1,991                    1,952
                                                                          -------------           --------------
                                                                        $         7,468         $          6,953
                                                                          =============           ==============

See accompanying notes to condensed financial statements.

                    BARRISTER INFORMATION SYSTEMS CORPORATION

                       Condensed Statements of Operations
                                 (In thousands)


                                                         Three months ended                   Nine  months ended
                                                 ---------------------------------     -------------------------------
                                                    Dec. 26             Dec. 27             Dec. 26         Dec. 27
                                                     1997                1996                1997             1996
                                                 -------------      --------------       -------------   -------------

Revenues:
       Product sales                           $           512    $            833     $         1,446   $       1,952
       Services                                          3,781               2,944              11,323           8,494
                                                 -------------      --------------       -------------     -----------
              Total revenues                             4,293               3,777              12,769          10,446
                                                 -------------      --------------       -------------     -----------

Costs and expenses:
       Cost of product sales                               108                 258                 368             698
       Cost of services                                  2,822               2,458               8,756           6,904
                                                 -------------      --------------       -------------     -----------
              Total cost of revenues                     2,930               2,716               9,124           7,602

       Selling, general and
          administrative expenses                        1,022                 916               2,923           2.467
       Product development and
          engineering                                      187                 107                 557             341
                                                 -------------      --------------       -------------     -----------
              Total costs and expenses                   4,139               3,739              12,604          10,410
                                                 -------------      --------------       -------------     -----------

Operating income                                           154                  38                 165              36

Interest expense
       Related party                                        37                   -                 112               -
       Other                                                10                  11                  32              27
                                                 -------------      --------------       -------------     -----------
              Total interest                                47                  11                 144              27
                                                 -------------      --------------       -------------     -----------

Net income                                     $           107     $            27     $            21    $          9
                                                 =============       =============       =============      ==========


Net income per common and
   common equivalent share                     $         0.01      $          0.00     $         0.00    $        0.00
                                                 ============       ==============       ============      ===========

Weighted average number of
   common and common equivalent
   shares outstanding                                   8,606                8,788              8,461            8,954
                                                 ============       ==============       ============      ===========




See accompanying notes to condensed financial statements.

                    BARRISTER INFORMATION SYSTEMS CORPORATION

                        Statement of Shareholders' Equity
                                 (In thousands)




                                                           Additional
                                              Common        Paid-in        Accumulated
                                              Stock         Capital          Deficit         Total
                                          ------------   ------------    -------------    ----------

Balance at March 31, 1997                 $      1,968   $     21,551    $     (21,567)   $    1,952

Sale of 15,066 common shares
      under stock option plan                        4            14                              18


Net Income                                                                          21            21
                                          ------------   ------------    -------------    ----------
Balance at December 26, 1997              $      1,972   $     21,565    $     (21,546)   $    1,991
                                          ============   ============    =============    ==========




Common stock - 8,216,364 and 8,201,300 shares issued and outstanding at
                December 26, 1997 and March 31, 1997 respectively.





See accompanying notes to condensed financial statements.

                    BARRISTER INFORMATION SYSTEMS CORPORATION
                       Condensed Statements of Cash Flows
                                 (In thousands)

                                                                                   Nine Months Ended
                                                                            ------------------------------
                                                                             December 26,     December 27,
                                                                                 1997             1996
                                                                            --------------    ------------

Cash flows from operating activities:
       Net income                                                            $       21       $         9
       Adjustments to reconcile net income to net
          cash provided (used) by operating activities:
              Depreciation and amortization                                         300               238
              Loss on equipment disposal                                             -                  9
              Changes in current assets and liabilities:
                 Accounts receivable                                               (626)           (1,033)
                 Inventories                                                         31               365
                 Prepaid expenses                                                    50                 4
                 Accounts payable                                                     6                (2)
                 Accrued compensation and benefits                                    5                39
                 Customer advances and unearned revenues                            465               316
                 Other liabilities                                                   74                39
                                                                               --------        ----------
                    Net cash provided (used)
                       by operating activities                                      326               (16)
                                                                               --------        ----------

Cash flows from investing activities:
       Additions to equipment and leasehold
          improvements                                                              (84)             (262)
       Proceeds on equipment disposal                                                 -                34
       Capitalized software                                                        (206)             (238)
       Other                                                                         (2)               (3)
                                                                               --------        ----------
                    Net cash used in investing activities                          (292)             (469)
                                                                               --------        ----------

Cash flows from financing activities:
       Net repayment of debt                                                        (74)             (522)
       Proceeds from stock                                                           18                 1
                                                                               --------        ----------
                    Net cash used by financing activities                           (56)             (521)
                                                                               --------        ----------

Net decrease in cash                                                                (22)           (1,006)
Cash at beginning of period                                                         226             1,198
                                                                               --------        ----------
Cash at end of period                                                        $      204       $       192
                                                                               ========        ==========


Supplemental disclosure of cash flow information:

              Interest paid                                                  $       95       $        27
                                                                               ========        ==========


See accompanying notes to condensed financial statements.

                    BARRISTER INFORMATION SYSTEMS CORPORATION


                     Notes to Condensed Financial Statements


1. In the opinion of Management, the accompanying financial statements present fairly the financial position, results of operations and cash flows for the periods shown. The third quarter results for each year represent thirteen weeks of operations ended Friday, December 26, 1997 and Friday, December 27, 1996. The financial data included herein was compiled in accordance with the same accounting policies applied to the Company's audited annual financial statements. Any adjustments made were of a normal recurring nature.

         The results of operations for the nine month period ended December 26, 1997 are not necessarily indicative of the results to be expected for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
-------------------

The Company experienced a net decrease in cash of $22,000 for the first nine months of fiscal 1998. This compares to a net decrease of $1,006,000 in cash for the comparable period last year. Cash used in investing activities of $292,000 and for debt repayment of $74,000 were partially offset by net cash provided by operating activities of $326,000. As a result, the Company's cash balance decreased from $226,000 at March 31, 1997 to $204,000 at December 26, 1997.

The principal cash requirements for fiscal 1998 are investments in capitalized software and additions to equipment and leasehold improvements, both of which are expected to be lower than amounts spent in fiscal 1997. Debt repayments should approximate $100,000 which is a significant reduction over amounts repaid in the prior two years. This reduction is based on an agreement reached with BIS Partners, L.P. in March, 1997, to lengthen the repayment period of their note with lower monthly repayments in the earlier years. This agreement will result in an increase in interest expense in fiscal 1998. The Company expects to meet these cash requirements by generating positive cash flow from operating activities. Any income earned should not require cash payments for taxes, since the Company has use of net deductible temporary differences and operating loss carryforwards of approximately $3,212,000 at March 31, 1997.

 The Company is experiencing growth in both services revenues and margins on those revenues in fiscal 1998. A number of agreements have been signed with new business partners and an increase in new contracts has been realized during the first nine months. An added operating cash benefit to a number of these agreements is the sale of warranty upgrade contracts which generally have terms up to three years and are prepaid at the time the contract is signed. Although the margins realized on Javelan sales have decreased approximately 11% compared to the first nine months of the prior year, the Company expects to have an improved fourth quarter in fiscal 1998 compared to last year. Growth in Javelan sales should be aided by the need of companies to replace their current software before the year 2000, since many older software packages were not designed to handle the year 2000 in system calculations. Increased Javelan sales will also lead to an increase of associated installation, training and conversion revenues.

 The Company is currently working on a arrangement with an asset-based lender which if successfully completed would provide additional borrowing capacity. Other borrowing arrangements are also being pursued. If the $1.75 and/or the $2.25 warrants that were issued in connection with the sale of the common stock in March, 1996, were exercised, the Company would realize $3,000,000 in additional cash. However, these warrants expire in March, 1998, and the price of the Company's stock is currently less than the exercise price of the warrants. Even if the price of the Company's stock should increase, there can be no assurance that the warrants would be exercised.

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


RESULTS OF OPERATIONS
---------------------

For the quarter ended December 26, 1997, total revenues increased 13.7% over the same quarter in 1996, with net income of $107,000 compared to net income of $27,000 in the third quarter of the prior year. For the nine month period ended December 26, 1997, total revenues increased 22.2%, compared with the nine months ended December 27, 1996. The nine month net income was $21,000 compared to a net income of $9,000 incurred in the comparable period for the prior year. Increased services revenues and improved margins on those revenues were offset by lower product margins, increased selling, general and administrative expenses, and higher interest expense.

Product sales declined 38.5% for the comparable third quarters, and 25.9% for the comparable first nine months based on a decrease in the sale of low margin commodity products and in the sale of Javelan, the Company's Windows-based management software product. While Javelan sales remained steady, they were less than the record sales achieved in the third quarter of the prior year. Margins on product sales improved from 69.0% to 78.9% for the comparable third quarters and from 64.2% to 74.6% for the comparable nine month periods. The improvement in margins resulted from a higher percentage of product sales being attributed to Javelan. Margins on Javelan sales, which can include various hardware and third party software in addition to the Company's developed software, generally amount to between 60% and 100% depending on the configuration of the sale.

Services revenues increased 28.4% for the comparable third quarters and 33.3% for the comparable nine month periods based on increased revenues from hardware maintenance contracts, hardware time and material services and installation, training, conversion and custom programming services associated with the sale of Javelan. The increase in hardware maintenance contracts resulted from two large contracts sold at the end of fiscal 1997 directly to end users and initial contracts received from recently established business partners. The Company has signed a number of business partnership arrangements with equipment resellers to provide hardware maintenance services to their customers. Expectations are that these arrangements will provide additional contracts in subsequent quarters.

The increase in hardware time and material services was primarily the result of a contract signed with a large equipment reseller in the third quarter of last fiscal year to provide hardware maintenance services on a nationwide basis and, more recently, in the use of a new computer system to more thoroughly capture billable work. Based on the high level of expenses being incurred to provide services under the contract signed in the third quarter of last fiscal year, an agreement was reached with the customer to significantly curtail the amount of services being provided starting in the third quarter of this year. The new computer system is expected to improve the capture and billing of time and material services in future quarters. The increase in Javelan associated services is a direct result of Javelan sales made in prior quarters. These services will follow the product sales by one to six months or more depending on the size of the sale and the pace of the installation desired by the customer. The percentage of margin on services revenues increased from 16.5% to 25.4% for the comparable third quarters and from 18.7% to 22.7% for the comparable nine month periods. These increases were primarily based on margins generated from the increase in Javelan associated services and in the capture of additional hardware time and material billings.

Selling, general and administrative expenses decreased from 24.3% to 23.8% for the comparable third quarters and from 23.6% to 22.9% for the comparable nine month periods. The increase in the amount of expenses incurred resulted principally from increased selling expenses associated with the Company's efforts to grow both Javelan sales and hardware maintenance services.

Product development and engineering expenses, before taking into account amounts capitalized and amortized for software production costs, were approximately the same percentage of revenues for the comparable third quarters and nine month periods. The increase in the amount of expenses incurred came from the planned increases in this area to further enhance Javelan and from higher amortization of software production costs.

The increase in interest expense for the comparable third quarters and nine month periods resulted from a renegotiation of the repayment terms of the note with BIS. Partners,L.P. ("BIS"). The accounting treatment of certain debt forgiveness by BIS in August, 1995, stipulated that the debt forgiveness must first be considered a reduction of all future interest expense. As a result, all payments made from September, 1995, through March, 1997, were recorded as reductions in the principal balance of the loan. In March, 1997, the Company renegotiated the terms of its agreement with BIS, extending the repayment schedule through the year 2004 and, accordingly, reducing cash payments otherwise scheduled in fiscal 1998 and 1999 and adjusting the interest rate to prime plus 3.5%. As a result of this restructuring and the incremental cash flow it will require, a portion of each payment is once again being recognized as interest expense. This amounted to $37,000 for the third quarter and $112,000 for the first nine months of the current year.

The decrease in the weighted average number of common and common equivalent shares outstanding for the comparable nine month periods resulted from a decrease in common equivalent shares. These shares are computed as the net effect of dilutive stock options and warrants based on the treasury stock method using an average market price for the quarter. The first quarter of the current year included approximately 374,000 common equivalent shares which were computed using an average market price of $1.58 per share. The comparable numbers for the first quarter last year were 869,000 common equivalent shares computed using an average market price of $2.25 per share. Based on the losses incurred for the second quarter of each year, no common equivalent shares were computed, since the effect would be anti-dilutive. The third quarter comparative numbers were 397,000 common equivalent shares computed at an average market price of $ 1.51 per share for the current year compared to 586,000 common equivalent shares computed at an average market price of $ 2.02 per share in the previous year.

FORWARD-LOOKING STATEMENT
-------------------------

When used in this report the words "expects", "believes, and "intends" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business in the Company's periodic reports on Form 10K and 10Q filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION



         ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

               (a)     Exhibits:  None

               (b)     Reports on Form 8-K:  None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    BARRISTER INFORMATION SYSTEMS CORPORATION




Date:    January 26, 1998               By:    /s/   Henry P. Semmelhack
         ------------------------          -------------------------------------
                                                      Henry P. Semmelhack
                                                           President
                                                              and
                                                    Chief Executive Officer




Date:     January 26, 1998              By:        /s/   Richard P. Beyer
         ------------------------          -------------------------------------
                                                       Richard P. Beyer
                                                    Vice President, Finance
                                                 (Principal Financial Officer)