Form 10-K405
period 1998-03-31
BARRISTER INFORMATION SYSTEMS CORP
filed 1998-06-29
CIK 754128

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                               Commission File Number:
  March 31, 1998                                                0-14063

                    BARRISTER INFORMATION SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                          16-1176561
(State or other jurisdiction of                            (I.R.S. Employer
incorporation of organization)                             Identification No.)

 465 Main Street, Buffalo, New York                              14203
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

          The aggregate market value of Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on June 15, 1998, was approximately $3.3 million.

          The number of shares outstanding of the Registrant's common stock, $.24 par value, was 8,223,737 at June 15, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

          Parts I, II and IV incorporate by reference portions of the Barrister Information Systems Corporation Annual Report to Shareholders for the fiscal year ended March 31, 1998. Part III incorporates by reference portions of the Barrister Information Systems Corporation definitive Proxy Statement for the Annual Meeting of Shareholders to be held on September 3, 1998.

                                     PART I

ITEM 1.       BUSINESS

GENERAL

              Barrister Information Systems Corporation (the "Company") is a national supplier of Windows-based client server software for law firms, accounting firms, consultants and departments of Fortune 1000 companies. In addition, the Company provides equipment maintenance services on a nationwide basis.

              The Company was formed in 1972 as the Office Automation Division of Comptek Research, Inc. ("Comptek"). On March 26, 1982, the division was incorporated under the laws of New York as Barrister Information Systems Corporation and was spun off to the Comptek shareholders as a separate company. In July 1985, the Company sold shares of its common stock in its initial public offering. The Company's shares are currently traded on the American Stock Exchange. In December, 1997 the Company reincorporated under the laws of Delaware.

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

              The markets pursued by the Company are concentrated in major cities throughout the United States. There are numerous competitors which are primarily U.S. companies and the technology barriers to enter the market are low. However, the requirement for sophisticated functionality demands substantial investment to develop products which can compete effectively in these markets. Because of competition and market demands, there is a continuing requirement to enhance the software to remain a viable competitor. Currently, the Company believes that its product is distinguished from its competitors' products by its performance, functionality, product design and

                                    Page -2-
architecture.

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

              The Company believes that its existing clients present significant opportunities for sales of additional software and services. Approximately 35% of Javelan contracts to date have come from these clients. It is marketing to and communicating with approximately 130 of its existing clients which have licensed software in the past in order to license Javelan as replacement software. Further, service efforts are directed to ensuring client satisfaction and facilitating additional sales. The Company has sponsored the organization of a national users group, comprised of representatives of clients, who meet with Company personnel to exchange ideas and techniques for the use of the Company's systems, provide training and offer suggestions for product development and enhancements. The Company believes it has the staff with the necessary technical and market knowledge to advance the product, to install the product and train clients in its use and to support the client afterward.

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


PRODUCTS

              The principal product of the Company is Javelan, a state-of-the-art software package, which can operate on either Windows 3.1, Windows 95 or NT Workstation and provides the functions necessary for law firm

                                    Page -3-
management using desktop computing and client server architecture. Javelan software operates on the law firm's local area network (LAN) and uses PC work stations on the LAN for data processing. A server using Microsoft SQL-Server
6.5 contains the law firm's data base and supports the work stations. Javelan was introduced to the market in November 1992 through an extensive series of seminars. In December 1994, the Company announced that Javelan would operate with Microsoft NT and SQL-Server 6.0. Currently, Javelan is delivered with NT and SQL-Server 6.5. During the year a version of Javelan, called Javelan Select, a product aimed at smaller firms was released. Javelan and Javelan Select are expected to contribute significantly to the Company's revenues in the future.

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

              In addition to software which the Company has developed, the Company resells software which functions compatibly with its products. Further, the Company resells equipment such as database servers to clients who license Javelan software. From time to time, the Company sells personal computers and printers in support of clients.

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


SOFTWARE DEVELOPMENT

              The markets for the Company's software products are characterized by rapid technical changes which have required and will continue to require the Company to engage in ongoing development, and evaluations, the future costs of which are expected to be significant. Before taking into account amounts capitalized as software production costs, the Company incurred $842,000, $700,000 and $693,000 of product development and engineering expenses in fiscal 1998, 1997, and 1996, respectively. For fiscal 1999, the Company expects its level of spending in this area to remain approximately the same as the prior year.


INVENTORY

              Customers generally require rapid delivery and orders are usually filled within 30 days. Most of the systems the Company provides use equipment and software developed by third parties, which is generally available and in many cases shipped directly by the vendors. Software developed by the Company does not require large amounts of inventory. Consequently, the Company does not keep significant amounts of product inventory in order to meet customer requirements. The Company does not generally provide rights of return or extended payment terms

                                    Page -4-
to customers.


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

              Since 1972, the Company has established a field service organization located in a number of cities throughout the United States. To support them, a depot repair facility located in Buffalo, New York performs repairs on equipment shipped to Buffalo. These resources have enabled the Company to sell equipment maintenance service contracts outside the legal market and to sell depot repair services. Currently, more than 90% of hardware maintenance revenues are generated outside the legal market.

              Sales of services are the result of a direct sales force focused on this market. A variety of service plans are offered which cover Barrister's proprietary equipment to a long list of OEM micro-computer products. In addition, the Company has established business relationships with companies such as IBM Corporation, U.S. Computer, Amherst Computer Products and MRK Technologies, Ltd. to provide services on a contractual basis.

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


                                    Page -5-

RELATIONSHIP WITH IBM

              The Company has received a number of hardware maintenance subcontracts from IBM. These subcontracts are generally renewable on an annual basis with 30 day cancellation rights. During fiscal 1998, revenues from the subcontracts were approximately 17% of total revenues.



EMPLOYEES

              As of June 15, 1998, the Company had 185 full-time employees and 7 part-time employees. None of the Company's employees is represented by a labor union and the Company has had no work stoppages. The Company believes that employee relations are good.


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


EXECUTIVE OFFICERS OF THE REGISTRANT

              The following table sets forth as of June 15, 1998, the names and ages of the executive officers of the Company and the positions held by each such person.

NAME                                         AGE                           POSITION
----                                         ---                           --------
Richard P. Beyer                             51                Vice President-Finance, Treasurer
                                                               and a Director

David L. Blankenship                         41                Vice President-Services Operations

Mark C. Donadio                              42                Secretary and General Counsel

Mark J. Phillips                             43                Vice President-Sales

Susan T. Robinson                            51                Vice President-Software Operations

Henry P. Semmelhack                          60                President, Chairman of the Board of Directors, Chief
                                                               Executive Officer

              MR. BEYER became Vice President-Finance, Treasurer and a Director of the Company in 1982 following its incorporation. He joined Comptek in 1974 and served as its Vice President-Finance and Treasurer.

              MR. BLANKENSHIP joined the Company in October, 1997 as its Vice President of Services Operations. Previously, he was President of Mill Street Recycling, Inc., a division of SCS Group, L.C. He also has been involved in companies which he founded, involving construction, mining and trucking.


                                    Page -6-

              MR. DONADIO joined the Company in January, 1991 as its Secretary and General Counsel. Prior to his joining the Company he was a partner at Saperston & Day, P.C. in Buffalo, New York.

              MR. PHILLIPS joined the Company in March, 1995 as its Vice President of Sales. Prior to joining the Company, he was a sales and marketing executive with Digital Equipment Corporation.

              MS. ROBINSON became a Vice President of the Company in April, 1998 after serving in a number of management positions within the Company in the installation, support and sales/marketing areas. She has been employed by the Company and previously by Comptek since 1977.

              MR. SEMMELHACK has served as the Company's Chairman of the Board of Directors, Chief Executive Officer and President since its incorporation in 1982. He was one of the founders of Comptek, and currently serves as a Director of Comptek. Previously, he served as Comptek's Chairman of the Board, Chief Executive Officer and President.






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

              San Diego, California                  Manchester, New Hampshire
              Denver, Colorado                       New York, New York
              Hartford,  Connecticut                 Charlotte, North Carolina
              Atlanta, Georgia                       Cleveland, Ohio
              Chicago, Illinois                      Arlington, Virginia
              Boston, Massachusetts


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



                                    Page -8-

                                     PART II


ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS.

              The information required by this item is incorporated by reference to the Company's 1998 Annual Report under the caption "Stock Market and Dividend Information".


ITEM 6.       SELECTED FINANCIAL DATA.

              The information required by this item is incorporated by reference to the Company's 1998 Annual Report under the caption "Selected Financial Data".


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

              The information required by this item is incorporated by reference to the Company's 1998 Annual Report under the caption "Management's Discussion and Analysis".


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

              The information required by this item is incorporated by reference to the Company's 1998 Annual Report under the caption "Quarterly Financial Data" and under the captions as listed in Item 14(a)(1) of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

              The Item is not applicable.


                                    Page -9-

                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

              Information under the caption "ELECTION OF DIRECTORS" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the 1934 Act in connection with the 1998 annual meeting of shareholders of the Company (the "Proxy Statement") is incorporated herein by reference. Also see Part I of this Report, under the caption "Executive Officers of the Registrant" for additional information relating to the Company's executive officers.


ITEM 11.      EXECUTIVE COMPENSATION.

              The information under the caption "COMPENSATION AND RELATED MATTERS" in the Company's Proxy Statement is incorporated herein by reference.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

              The information under the caption "PRINCIPAL SHAREHOLDERS" in the Company's Proxy Statement is incorporated herein by reference.


ITEM 13.      CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS.

              The information under the sub-caption "Certain Transactions" in the Company's Proxy Statement is incorporated herein by reference.


                                    Page -10-

                                     PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM  8-K.

(a)           The following are filed as a part of this Report:

(1) FINANCIAL STATEMENTS. The following Financial Statements of Barrister Information Systems Corporation are incorporated by reference to the Company's 1998 Annual Report:

                  Balance Sheets -
                           March 31, 1998 and March 31, 1997
                  Statements of Operations -
                           Years ended March 31, 1998, 1997 and 1996
                  Statements of Shareholders' Equity -
                           Years ended March 31, 1998, 1997 and 1996
                  Statements of Cash Flows -
                           Years ended March 31, 1998, 1997 and 1996
                  Notes to Financial Statements
                  Independent Auditors' Report

(2) FINANCIAL STATEMENT SCHEDULE. The following financial statement schedule of Barrister Information Systems Corporation for the three years ended March 31, 1998 is being filed with this Report. Schedules not listed below have been omitted because they are not applicable or are not required under the instructions or the information is included in the "Notes to Financial Statements" of the Company's 1998 Annual Report.


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

(3)      EXHIBITS.  See Exhibit Index filed herewith on page 15 of this Report.

(b)      Reports on Form 8-K:   None.


                                    Page -11-

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                    BARRISTER INFORMATION SYSTEMS CORPORATION


DATE:  June 26, 1998                        BY: /s/ Henry P. Semmelhack
       -------------                            -------------------------------
                                                Henry P. Semmelhack, President
                                                and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures                                         Title                                           Date
----------                                         -----                                           ----
/s/ Henry P. Semmelhack                            President, Chief Executive                      June 26, 1998
-------------------------------                    Officer and Chairman of the
Henry P. Semmelhack                                Board of Directors

/s/ Richard P. Beyer                               Vice President and Chief                        June 26, 1998
-------------------------------                    Financial Officer
Richard P. Beyer

/s/ Brent D. Barid                                 Director                                        June 26, 1998
--------------------------------
Brent D. Baird

/s/ Franklyn S. Barry, Jr.                         Director                                        June 26, 1998
-------------------------------
Franklyn S. Barry, Jr.

/s/ Warren E. Emblidge, Jr.                        Director                                        June 26, 1998
-------------------------------
Warren E. Emblidge, Jr.

/s/ Richard E. McPherson                           Director                                        June 26, 1998
-------------------------------
Richard E. McPherson

/s/ James D. Morgan                                Director                                        June 26, 1998
-------------------------------
James D. Morgan

                                                   Director                                        June 26, 1998
-------------------------------
James Page





                                    Page -12-

                          INDEPENDENT AUDITORS' REPORT
                        ON FINANCIAL STATEMENT SCHEDULES
                        --------------------------------




Board of Directors
Barrister Information Systems Corporation:


Under date of June 22, 1998, we reported on the balance sheets of Barrister Information Systems Corporation as of March 31, 1998 and 1997, and the related statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended March 31, 1998, as contained in the 1998 annual report to shareholders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended March 31, 1998. In connection with our audits of the aforementioned financial statements, we also have audited the related financial statement schedule as listed in item 14(a)(2) of this the annual report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




KPMG Peat Marwick LLP

Buffalo, New York
June 22, 1998



                                    Page -13-

                                   Schedule II

                    BARRISTER INFORMATION SYSTEMS CORPORATION

                        Valuation and Qualifying Accounts
                                 (In thousands)




                                            Balance at           Additions            Write-Offs            Balance
                                            beginning         charged to costs         charged              at end
Description                                 of period           and expenses         to allowance          of period
-----------                                 ---------           ------------         ------------          ---------

Allowance for doubtful
  accounts:


  Year ended March 31, 1996                 $     150            $     -                $    50              $  100
                                              -------              -------              -------               -----

  Year ended March 31, 1997                 $     100            $      25              $     -              $  125
                                              -------              -------              -------               -----

  Year ended March 31, 1998                 $     125            $      85              $     -              $  210
                                              -------              -------              -------               -----

Allowance for inventory
  obsolescence:(1)


  Year ended March 31, 1996                 $     825            $   1,045              $ 1,110              $  760
                                              -------              -------              -------               -----

  Year ended March 31, 1997                 $     760            $     900              $   779              $  881
                                              -------              -------              -------               -----

  Year ended March 31, 1998                 $     881            $     900              $  1056              $  725
                                              -------              -------              -------               -----

--------
     (1) The allowance is included in inventory in the balance sheets.


                                    Page -14-

                                INDEX TO EXHIBITS

            Exhibit                                                                          Page No.
              No.                    Description                                            or Location
              ---                    -----------                                            -----------
             3.1         Certificate of Incorporation                                           (e)

             3.2         Bylaws                                                                 (e)

             10.1        1989 Stock Incentive Plan, as amended                                  (d)

             10.2        Retirement Savings Plan and Trust                                      (a)

             10.3        Employee Stock Purchase Plan                                           (b)

             10.4        Loan Agreement between Registrant and BIS Partners,                    (c)
                         L.P. dated March 31, 1992

             13*         Annual Report to Shareholders for the fiscal year ended
                         March 31, 1998 (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K)

             23*         KPMG Peat Marwick LLP consent regarding forms S-8

             27*         Financial Data Schedule

----------------------------------

* Each exhibit marked with an asterisk is a previously unfiled document under Category 19 of Regulation S-K, Item 601.

(a) Designates Exhibit annexed to the Registration Statement filed by the Company with the Securities and Exchange Commission on June 25, 1986 (Registration No. 33-6250), and which is incorporated herein by reference.

(b) Designates Exhibit annexed to the Company's Report on Form 10-Q for the quarter ended July 1, 1988.

(c) Designates Exhibit annexed to the Company's Report on Form 10-K for the year ended March 31, 1992.

(d) Designates Exhibit annexed to the Company's Report on Form 10-Q for the quarter ended September 30, 1994.

(e) Designates Exhibits annexed to the Company's Proxy Statement dated August 29, 1997.



                                    Page -15-