Form 10-Q
period 1998-06-26
BARRISTER INFORMATION SYSTEMS CORP
filed 1998-08-05
CIK 754128

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended                June 26, 1998
                 -------------------------------------------

Commission File Number      0-14063
                      --------------------------------------

                    BARRISTER INFORMATION SYSTEMS CORPORATION
             (Exact name of Registrant as specified in its charter)



          New York                                       16-1176561
(State or other jurisdiction of                          (I.R.S. Employer
incorporation of organization)                           Identification No.)


465 Main Street, Buffalo, New York                       14203
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code  (716) 845-5010
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

                                      Yes     X          No
                                          --------          --------

          Class                              Outstanding at August 4, 1998
 --------------------------           ------------------------------------------
   Common $.24 Par Value                           8,223,737 Shares

                    BARRISTER INFORMATION SYSTEMS CORPORATION




                                      INDEX



                                                                                                    PAGE
PART I.   FINANCIAL INFORMATION                                                                    NUMBER
                                                                                                   ------



         Item 1. Financial Statements

         Condensed Balance Sheets at
         June 26, 1998 and March 31, 1998........................................................     3

         Condensed Statements of Operations -
         Three Months Ended June 26, 1998
         and June 27, 1997.......................................................................     4

         Statement of Shareholders' Equity -
         Three Months Ended June 26, 1998........................................................     5

         Condensed Statements of Cash Flows -
         Three Months Ended June 26, 1998
         and June 27, 1997.......................................................................     6

         Notes to Condensed Financial Statements.................................................     7


         Item 2.     Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations...............................................................     8



PART II. OTHER INFORMATION

         Item 6.     Exhibits and Reports on Form 8-K............................................    11

                          PART I. FINANCIAL INFORMATION

                    BARRISTER INFORMATION SYSTEMS CORPORATION

                            Condensed Balance Sheets
                                 (In Thousands)

                                                             June 26    March 31
                                                              1998        1998
                                                            --------    --------
                                    ASSETS

Cash                                                        $     95    $    210
Accounts receivable                                            3,035       3,084
Inventories:
       Service parts                                           2,729       2,853
       Other                                                      79          83
Prepaid expenses                                                  24          30
                                                            --------    --------
              Total current assets                             5,962       6,260
                                                            --------    --------

Equipment and leasehold
       improvements, at cost                                   4,123       4,089
Less accumulated depreciation                                  3,710       3,673
                                                            --------    --------
              Net equipment and leasehold
                    improvements                                 413         416
                                                            --------    --------
Software production costs                                        709         658
Other assets                                                      43          43
                                                            --------    --------
                                                            $  7,127    $  7,377
                                                            ========    ========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Note payable to bank                                        $    250    $    250
Note payable (to a related party)                                100         100
Current installments of long term debt                           141         127
Accounts payable                                                 795       1,274
Accrued compensation and benefits                                801         722
Customer advances and unearned revenue                         1,431       1,461
Other liabilities                                                143          55
                                                            --------    --------
              Total current liabilities                        3,661       3,989
                                                            --------    --------

Long-term debt, excluding current installments
       ($1,339 in June and $1,377 in March
       to a related party)                                     1,367       1,395

Shareholders' equity:
       Preferred stock                                            --          --
       Common stock ($.24 par value)                           1,973       1,972
       Additional paid-in capital                             21,567      21,565
       Accumulated deficit                                   (21,441)    (21,544)
                                                            --------    --------
              Total shareholders' equity                       2,099       1,993
                                                            --------    --------
                                                            $  7,127    $  7,377
                                                            ========    ========


See accompanying notes to condensed financial statements.

                    BARRISTER INFORMATION SYSTEMS CORPORATION

                       Condensed Statements of Operations
                      (In thousands, except per share data)


                                                               Three months ended
                                                           ------------------------
                                                            June 26        June 27
                                                              1998           1997
                                                           ---------      ---------

Revenues:
       Product sales                                       $     537      $     511
       Services                                                3,376          3,716
                                                           ---------      ---------
              Total revenues                                   3,913          4,227
                                                           ---------      ---------

Costs and expenses:
       Cost of product sales                                      98            132
       Cost of services                                        2,605          2,922
                                                           ---------      ---------
              Total cost of revenues                           2,703          3,054

       Selling, general and
          administrative expenses                                900            948
       Product development and
          engineering                                            157            172
                                                           ---------      ---------
              Total costs and expenses                         3,760          4,174
                                                           ---------      ---------

Operating income                                                 153             53

Interest expense
       Related party                                              40             38
       Other                                                      10             10
                                                           ---------      ---------
              Total interest                                      50             48
                                                           ---------      ---------

Net income                                                 $     103      $       5
                                                           =========      =========

Net income per common share
   basic and diluted                                       $    0.01      $    0.00
                                                           =========      =========

Weighted average number of common shares outstanding:
      Basic                                                    8,222          8,201
                                                           =========      =========

      Diluted                                                  8,467          8,576
                                                           =========      =========




See accompanying notes to condensed financial statements.

                    BARRISTER INFORMATION SYSTEMS CORPORATION

                        Statement of Shareholders' Equity
                                 (In thousands)



                                              Additional
                                 Common         Paid-in     Accumulated
                                  Stock         Capital       Deficit         Total
                                 --------      --------      --------       --------
Balance at March 31, 1998        $  1,972      $ 21,565      $(21,544)      $  1,993

Sale of 7,375 common shares             1             2             -              3

Net income                              -             -           103            103

                                 --------      --------      --------       --------
Balance at June 26, 1998         $  1,973      $ 21,567      $(21,441)      $  2,099
                                 ========      ========      ========       ========




Common stock - 8,223,737 and 8,216,362 shares issued and outstanding at June 27, 1997 and March 31, 1998 respectively.




See accompanying notes to condensed financial statements.

                    BARRISTER INFORMATION SYSTEMS CORPORATION

                       Condensed Statements of Cash Flows
                                 (In thousands)

                                                                  Three Months Ended
                                                               -------------------------
                                                                June 26         June 27
                                                                 1998            1997
                                                               ---------       ---------

Cash flows from operating activities:
       Net income                                              $     103       $       5
       Adjustments to reconcile net income to net
          cash provided (used) by operating activities:
              Depreciation and amortization                          112              87
              Changes in current assets and liabilities:
                 Accounts receivable                                  49            (306)
                 Inventories                                         128              64
                 Prepaid expenses                                      6              36
                 Accounts payable                                   (479)            149
                 Accrued compensation and benefits                    79              99
                 Customer advances and unearned revenues             (30)           (112)
                 Other liabilities                                    88              55
                                                               ---------       ---------
                    Net cash provided (used)
                       by operating activities                        56              77
                                                               ---------       ---------

Cash flows from investing activities:
       Additions to equipment and leasehold
          improvements                                               (34)            (17)
       Capitalized software                                         (126)            (80)
       Other                                                           -              (2)
                                                               ---------       ---------

                    Net cash used in investing activities           (160)            (99)
                                                               ---------       ---------

Cash flows from financing activities:
       Net repayment of debt                                         (14)            (25)
       Proceeds from sale of common stock                              3               -
                                                               ---------       ---------
                    Net cash used by financing activities            (11)            (25)
                                                               ---------       ---------

Net decrease in cash                                                (115)            (47)
Cash at beginning of period                                          210             226
                                                               ---------       ---------
Cash at end of period                                          $      95       $     179
                                                               =========       =========

Supplemental disclosure of cash flow information:

              Interest paid                                    $      52       $      23
                                                               =========       =========

See accompanying notes to condensed financial statements.

                    BARRISTER INFORMATION SYSTEMS CORPORATION


                     Notes to Condensed Financial Statements


1. In the opinion of Management, the accompanying financial statements present fairly the financial position, results of operations and cash flows for the periods shown. The first quarter results for each year represent thirteen weeks of operations ended Friday, June 26, 1998 and Friday, June 27, 1997. The financial data included herein was compiled in accordance with the same accounting policies applied to the Company's audited annual financial statements. Any adjustments made were of a normal recurring nature.

         The results of operations for the three month period ended June 26, 1998 are not necessarily indicative of the results to be expected for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

The Company experienced a net decrease in cash of $115,000 for its first quarter ended June 26, 1998. Cash used in investing activities of $160,000 and for debt repayment of $11,000 were partially offset by net cash provided by operating activities of $56,000. The net cash provided by operating activities was realized after taking into account a reduction in accounts payable of $479,000. As a result, the Company's cash balance decreased from $210,000 at March 31, 1998 to $95,000 at June 26, 1998.

The principal cash requirements for fiscal 1999 are investments in capitalized software and additions to equipment and leasehold improvements that are expected to be somewhat higher than amounts spent in 1998. Scheduled debt repayments should approximate $127,000. The Company expects to meet its cash requirements by generating positive cash flow from operating activities. Any income earned should not require cash payments for taxes, since the Company has use of net deductible temporary differences and operating loss carry forwards of approximately $2,246,000 at March 31, 1998. The Company expects a return to growth in Javelan sales in 1999. This expectation is based on market demand to replace software that is not year 2000 compatible, the recent release of a new product, Javelan Select(TM), for the smaller law firm, enhancements made to Javelan during the past year and a reorganized sales department. Increased Javelan sales should also lead to an increase of associated installation, training and conversion services. While the Company expects additional hardware maintenance contracts to be obtained from its business partners and direct selling efforts, most of this revenue will be required to replace the work done for CIC Systems in 1998 and to replace contracts that expire during the year. However, profitability is expected to improve since the costs of performing the work for CIC were high and the implementation of a new computer system has led to a more thorough capture of billable work. The Company continues to pursue the sale of warranty upgrade contracts which generally have terms up to three years and are prepaid at the time the contract is signed.

The Company continues its efforts to obtain additional working capital from banks and asset-based lenders. If the Company is unsuccessful in returning to profitability, there can be no assurance that it will be able to generate positive cash flow from operations or that sufficient cash will be available to meet its required obligations. Further, there can be no assurance that borrowing will be available from banks or asset-based lenders or that other sources of cash will be available.


RESULTS OF OPERATIONS
---------------------

For the quarter ended June 26, 1998, total revenues decreased approximately 7.4% from the same quarter in 1997. However, net profit grew to $103,000 compared to a net profit of $5,000 in the first quarter of the prior year. Improved margins on product sales and expense reductions were the primary reasons for the improvement in the net profit.

Product sales increased 5.1% for the comparable quarters based on increases in the sale of Javelan, the Company's Windows(TM) based management software product. A further decline occurred in the sale of low margin commodity products with the result that sales of these products were less than 10% of total product sales. Margins improved to 81.8% of product sales from 74.2% for the comparable quarter in the prior year based on a more favorable mix of Javelan sales. Margins on Javelan sales, which can include various hardware and third party software in addition to the Company developed software, generally amount to between 60% and 100% depending on the configuration of the sale.

Services revenues decreased 9.1% for the comparable quarters primarily as a result of lower revenues from hardware time and material services. The drop in these revenues was a direct result of halting all work for CIC Systems Inc. in March 1998. Revenues from CIC represented 7% of total revenues (approximately $1,200,000) in fiscal 1998. CIC was subsequently acquired by CompuCom Systems, Inc. in May 1998. The Company's marketing efforts did not replace the CIC revenues in the first quarter. In addition, a number of hardware services contracts expired on June 30, 1998 on which the Company was realizing approximately $100,000 in monthly revenues. While the Company is actively pursuing a number of large contract opportunities to replace these revenues, there can be no assurance that the Company will be successful which would result in lower services revenues occurring in the second quarter. Although a decrease in services revenues was incurred in the comparable first quarters, an increase from 21.4% to 22.8% in the percentage of margin on those revenues was realized. Reductions in the high level of expenses being incurred to provide the time and material services under the CIC contract and improved operational efficiencies were the principal reasons for the improved margins.

Selling, general and administrative expenses were 23.0% of total revenues for the first quarter of this year compared to 22.4% for the comparable quarter last year. The decrease in the amount of expenses incurred resulted from lower commission expenses.

The amount incurred for product development and engineering expenses, before taking into account amounts capitalized and amortized for software production costs, was approximately the same for the comparable first quarters. The increase in these expenses from 4.8% of total revenues to 5.3% of total revenues is due to the lower amounts of revenues recorded in the first quarter of the current year.

Interest expense was approximately the same for the comparable first quarters as the level of debt outstanding and the rate of interest remained constant.

The weighted average number of common shares outstanding in the computation of diluted earnings per share includes the impact of stock options and warrants assumed to be exercised using the treasury stock method. The first quarter of the current year includes approximately 245,000 common equivalent shares which were computed using an average market price of $1.14 per share. The comparable numbers for the first quarter last year were 375,000 common equivalent shares computed using an average market price of $1.58 per share.

YEAR 2000 COMPLIANCE
--------------------

The Company's Javelan product is year 2000 compliant. Older software products previously licensed by the Company are not year 2000 compliant and there is no contractual obligation to bring them into compliance. Customers using these products have been notified that they are not year 2000 compliant. Third party software and hardware products that are integrated with Javelan continue to be tested for year 2000 issues. While no material issues have been found to date, the Company cannot fully predict the effects of the year 2000 with respect to these third party products.

The Company is continuing the evaluation of its internal information technology systems to determine those systems which are not year 2000 compliant. Accordingly, the costs of addressing any year 2000 problems are unknown at this time. However, based on the results of this evaluation to date, the Company does not anticipate that the cost associated with year 2000 issues will have a material adverse impact on its financial position, results of operations, or liquidity.

FORWARD-LOOKING STATEMENT
-------------------------

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

               (a)       Exhibit 27: Financial Data Schedule

               (b)       Reports on Form 8-K:  None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    BARRISTER INFORMATION SYSTEMS CORPORATION




Date:       August 4, 1998              By:       /s/   Henry P. Semmelhack
       ------------------------            --------------------------------
                                                         Henry P. Semmelhack
                                                              President
                                                                 and
                                                       Chief Executive Officer




Date:       August 4, 1998              By:       /s/   Richard P. Beyer
       ------------------------            ---------------------------------
                                                        Richard P. Beyer
                                                     Vice President, Finance
                                                  (Principal Financial Officer)