Form 10-Q
period 1998-09-25
BARRISTER INFORMATION SYSTEMS CORP
filed 1998-11-09
CIK 754128

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended   September 25, 1998
                  ----------------------


Commission File Number  0-14063
                       -----------------

                    BARRISTER INFORMATION SYSTEMS CORPORATION
             (Exact name of Registrant as specified in its charter)



           Delaware                                            16-1176561
(State or other jurisdiction of                              (I.R.S. Employer
incorporation of organization)                               Identification No.)


465 Main Street, Buffalo, New York                               14203
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code  (716) 845-5010
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

                                            Yes  X      No
                                               -----      -----

          Class                               Outstanding at October 30, 1998
---------------------------                   -------------------------------
   Common $.24 Par Value                             8,225,737 Shares

                    BARRISTER INFORMATION SYSTEMS CORPORATION




                                      INDEX


                                                                       PAGE
PART I.  FINANCIAL INFORMATION                                        NUMBER
                                                                      ------


         Item 1.     Financial Statements

         Condensed Balance Sheets at
         September 25, 1998 and March 31, 1998............................   3

         Condensed Statements of Operations -
         Three and Six Months Ended September 25, 1998
         and September 26, 1997...........................................   4

         Statement of Shareholders' Equity -
         Six Months Ended September 25, 1998..............................   5

         Condensed Statements of Cash Flows -
         Six Months Ended September 25, 1998
         and September 26, 1997...........................................   6

         Notes to Condensed Financial Statements..........................   7


         Item 2.     Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations........................................   8


PART II. OTHER INFORMATION

         Item 6.     Exhibits and Reports on Form 8-K.....................  11

                          PART I. FINANCIAL INFORMATION

                    BARRISTER INFORMATION SYSTEMS CORPORATION

                            Condensed Balance Sheets
                                 (In Thousands)


                                                               September 25,      March 31
                                                                  1998              1998
                                                                 --------         --------
                                                               (unaudited)
                              ASSETS

Cash                                                             $    111         $    210
Accounts receivable                                                 2,387            3,084
Inventories:
       Service parts                                                2,635            2,853
       Other                                                           72               83
Prepaid expenses                                                       45               30
                                                                 --------         --------
              Total current assets                                  5,250            6,260
                                                                 --------         --------

Equipment and leasehold
       improvements, at cost                                        4,126            4,089
Less accumulated depreciation                                       3,708            3,673
                                                                 --------         --------
              Net equipment and leasehold
                    improvements                                      417              416
                                                                 --------         --------
Software production costs                                             766              658
Other assets                                                          231               43
                                                                 --------         --------
                                                                 $  6,664         $  7,377
                                                                 ========         ========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Note payable to bank                                             $    250         $    250
Note payable to a related party                                       100              100
Current installments of long term debt                                151              127
Accounts payable                                                      936            1,274
Accrued compensation and benefits                                     511              722
Customer advances and unearned revenue                              1,031            1,461
Other liabilities                                                     157               55
                                                                 --------         --------
              Total current liabilities                             3,136            3,989
                                                                 --------         --------

Long-term debt, excluding current installments
       ($1,300 in September and $1,377 in March
       to a related party)                                          1,324            1,395

Shareholders' equity:
       Preferred stock                                                 --               --
       Common stock ($.24 par value)                                1,974            1,972
       Additional paid-in capital                                  21,567           21,565
       Accumulated deficit                                        (21,337)         (21,544)
                                                                 --------         --------
              Total shareholders' equity                            2,204            1,993
                                                                 --------         --------
                                                                 $  6,664         $  7,377
                                                                 ========         ========

See accompanying notes to condensed financial statements

                    BARRISTER INFORMATION SYSTEMS CORPORATION

                       Condensed Statements of Operations
                                   (unaudited)
                      (In thousands, except per share data)



                                                           Three months ended       Six  months ended
                                                          -------------------      -------------------
                                                          Sept. 25   Sept. 26      Sept. 25   Sept. 26
                                                            1998       1997          1998       1997
                                                          -------     -------      -------     -------

Revenues:
       Product sales                                      $   410     $   423      $   947     $   934
       Services                                             3,235       3,826        6,611       7,542
                                                          -------     -------      -------     -------
              Total revenues                                3,645       4,249        7,558       8,476
                                                          -------     -------      -------     -------

Costs and expenses:
       Cost of product sales                                  109         128          207         260
       Cost of services                                     2,384       3,012        4,989       5,934
                                                          -------     -------      -------     -------
              Total cost of revenues                        2,493       3,140        5,196       6,194

       Selling, general and
          administrative expenses                             856         953        1,756       1.901
       Product development and
          engineering                                         143         198          300         370
                                                          -------     -------      -------     -------
              Total costs and expenses                      3,492       4,291        7,252       8,465
                                                          -------     -------      -------     -------

Operating earnings (loss)                                     153         (42)         306          11

Interest expense:
       Related party                                           38          37           78          75
       Other                                                   11          12           21          22
                                                          -------     -------      -------     -------
              Total interest                                   49          49           99          97
                                                          -------     -------      -------     -------

Net earnings (loss)                                       $   104     $   (91)     $   207     $   (86)
                                                          =======     =======      =======     =======


Net earnings (loss) per common share:
       Basic                                              $  0.01     $ (0.01)     $  0.03     $ (0.01)
                                                          =======     =======      =======     =======

       Diluted                                            $  0.01     $ (0.01)     $  0.02     $ (0.01)
                                                          =======     =======      =======     =======

Weighted average number of common shares outstanding:
      Basic                                                 8,225       8,202        8,223       8,202
                                                          =======     =======      =======     =======

      Diluted                                               8,451       8,202        8,459       8,389
                                                          =======     =======      =======     =======


See accompanying notes to condensed financial statements.

                    BARRISTER INFORMATION SYSTEMS CORPORATION

                        Statement of Shareholders' Equity
                                   (unaudited)
                                 (In thousands)


                                             Additional
                                   Common      Paid-in    Accumulated
                                   Stock       Capital      Deficit        Total
                                  --------     --------     --------      --------
Balance at March 31, 1998         $  1,972     $ 21,565     $(21,544)     $  1,993


Sale of 9,375 common shares
                                         2            2                          4

Net earnings                                                     207           207
                                  --------     --------     --------      --------

Balance at September 25, 1998     $  1,974     $ 21,567     $(21,337)     $  2,204
                                  ========     ========     ========      ========









Common stock - 8,225,737 and 8,216,362 shares issued and outstanding at
                September 25, 1998 and March 31,1998 respectively.









See accompanying notes to condensed financial statements.

                    BARRISTER INFORMATION SYSTEMS CORPORATION
                       Condensed Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)


                                                                  Six  Months Ended
                                                              ----------------------------
                                                              September 25,  September 26,
                                                                  1998          1997
                                                              -------------  -------------

Cash flows from operating activities:
       Net earnings (loss)                                        $ 207         $ (86)
       Adjustments to reconcile net earnings (loss) to net
          cash provided by operating activities:
              Depreciation and amortization                         232           193
              Changes in current assets and liabilities:
                 Accounts receivable                                697          (472)
                 Inventories                                        229            55
                 Prepaid expenses                                   (15)           39
                 Accounts payable                                  (338)          435
                 Accrued compensation and benefits                 (211)         (152)
                 Customer advances and unearned revenues           (430)           74
                 Other liabilities                                  102            60
                                                                  -----         -----
                    Net cash provided
                       by operating activities                      473           146
                                                                  -----         -----

Cash flows from investing activities:
       Additions to equipment and leasehold
          improvements                                              (80)          (25)
       Additions to software production costs                      (261)         (135)
       Other                                                       (188)           (2)

                                                                  -----         -----
                    Net cash used in investing activities          (529)         (162)
                                                                  -----         -----

Cash flows from financing activities:
         Net repayment of debt                                      (47)          (49)

         Proceeds from stock                                          4             1
                                                                  -----         -----
                    Net cash used by financing activities           (43)          (48)
                                                                  -----         -----

Net decrease in cash                                                (99)          (64)
Cash at beginning of period                                         210           226
                                                                  -----         -----
Cash at end of period                                             $ 111         $ 162
                                                                  =====         =====


Supplemental disclosure of cash flow information:

              Interest paid                                       $ 101         $  46
                                                                  =====         =====


See accompanying notes to condensed financial statements.

                    BARRISTER INFORMATION SYSTEMS CORPORATION


                     Notes to Condensed Financial Statements


1. In the opinion of Management, the accompanying financial statements present fairly the financial position, results of operations and cash flows for the periods shown. The second quarter results for each year represent thirteen weeks of operations ended Friday, September 25, 1998 and Friday, September 26, 1997. The financial data included herein was compiled in accordance with the same accounting policies applied to the Company's audited annual financial statements. Any adjustments made were of a normal recurring nature.

         The results of operations for the six month period ended September 25, 1998 are not necessarily indicative of the results to be expected for the full year.

2. There were no tax benefits established in the statements of operations for any of the loss temporary differences and operating loss carryforwards as management had determined that periods presented since the Company had fully reserved for the tax effect of net deductible under the criterion of FAS No. 109, it is more likely than not that the deferred tax assets will not be realized. Similarly the absence of a tax provision for the profitable periods results from a reduction in the reserve for deferred tax assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

The Company experienced a net decrease in cash of $99,000 for the first six months of fiscal 1999. Cash used in investing activities of $529,000 and for debt repayment of $47,000 were partially offset by net cash provided by operating activities of $473,000. The net cash provided by operating activities was realized after taking into account a reduction of $877,000 in current liability balances. As a result, the Company's cash balance decreased from $210,000 at March 31, 1998 to $111,000 at September 25, 1998.

The principal cash requirements for fiscal 1999 are investments in capitalized software and additions to equipment and leasehold improvements that are expected to be somewhat higher than amounts spent in 1998. Scheduled debt repayments should approximate $127,000. The Company expects to meet its cash requirements by generating positive cash flow from operating activities. Any income earned should not require cash payments for taxes, since the Company has use of net deductible temporary differences and operating loss carry forwards of approximately $2,246,000 at March 31, 1998. The Company expects a return to growth (a small increase was realized during the first six months) in Javelan sales in 1999. This expectation is based on market demand to replace software that is not year 2000 compatible, the recent release of a new product, Javelan Select(TM), for the smaller law firm, enhancements made to Javelan during the past year and a reorganized sales department. Increased Javelan sales should also lead to an increase of associated installation, training and conversion services. While the Company expects additional hardware maintenance contracts to be obtained from its business partners and direct selling efforts, most of this revenue will be required to replace the work done for CIC Systems in 1998 and to replace contracts that expire during the year. However, profitability has improved since the costs of performing the work for CIC were high and the implementation of a new computer system has led to a more thorough capture of billable work. The Company continues to pursue the sale of warranty upgrade contracts which generally have terms up to three years and are prepaid at the time the contract is signed.

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

RESULTS OF OPERATIONS
---------------------

For the quarter ended September 25, 1998, total revenues decreased 14.2% over the same quarter in 1997, with a net profit of $104,000 being realized compared to a net loss of $91,000 in the second quarter of the prior year. For the six month period ended September 25, 1998, total revenues decreased 10.8% compared with the six months ended September 26, 1997. The six month net profit was $207,000 compared to a net loss of $86,000 incurred in the comparable period for the prior year. Improved margins on product sales and expense reductions were the primary reasons for the improvement in the net profit.

Product sales decreased 3.1% for the comparable second quarters, and increased 1.4% for the comparable first six months. Small increases in the sale of Javelan, the company's Windows based management software product, were realized for the comparable second quarters and six month periods. A further decline occurred in the sale of low margin commodity products with the result that sales of these products were less than 10% of total product sales. Margins on product sales improved from 69.7% to 73.4% for the comparable second quarters and from 72.2% to 78.1% for the comparable six month periods. The improvement in margins resulted from a higher percentage of product sales being attributed to Javelan. Margins on Javelan sales, which can include various hardware and third party software in addition to the Company developed software, generally amount to between 60% and 100% depending on the configuration of the sale.

Services revenues decreased 15.4% for the comparable second quarters and 12.3% for the comparable six month periods based on decreased revenues from hardware maintenance contracts and hardware time and material services. An increase in services associated with the sale of Javelan was realized for the comparable periods. The drop in hardware related revenues was primarily a result of halting all work for CIC Systems, Inc. in March 1998. Revenues from CIC represented 7% of total revenues (approximately $1,200,000) in fiscal 1998. In addition, a number of hardware services contracts expired on June 30, 1998 on which the Company was realizing approximately $100,000 in monthly revenues. While the Company is actively pursuing a number of large contract opportunities to replace these revenues, there can be no assurance that the Company will be successful which would result in lower services revenues in future quarters. Although decreases in services revenues were incurred, margins on these revenues improved from 21.3% to 26.3% for the comparable second quarters and from 21.3% to 24.5% for the comparable six month periods. Reductions in the high level of expenses being incurred to provide time and material services under the CIC contract, improved operational efficiencies and margins generated from the increase in Javelan associated services were the principal reasons for the improved margins.

The reduction in selling, general and administrative expenses for the comparable periods was principally a result of lower commission expenses. However, these expenses increased as a percentage of revenues from 22.4% to 23.5% for the comparable second quarters and from 22.4% to 23.2% for the comparable six month periods due to the lower levels of revenues realized.

The amount incurred for product development and engineering expenses, before taking into account amounts capitalized and amortized for software production costs, was approximately the same for the comparable periods. The increase in these expenses as a percentage of revenues from 4.4% to 5.5% in the comparable second quarters and from 4.6% to 5.4% for the comparable six month periods was due to the lower amount of revenues recorded in the current year.

Interest expense was approximately the same for the comparable periods as the level of debt outstanding and the rate of interest remained constant.

The weighted average number of common shares outstanding in the computation of diluted earnings per share includes the impact of stock options and warrants assumed to be exercised using the treasury stock method. For the first and second quarters of the current year, approximately 245,000 and 226,000 common equivalent shares were computed using average market prices of $1.14 and $1.06 respectively. The comparable numbers for the first quarter last year were 375,000 common equivalent shares computed using an average market price of $1.58 per share. Based on the loss incurred for the second quarter of last year, no common equivalent shares were computed, since the effect would have been anti-dilutive.

YEAR 2000 COMPLIANCE
--------------------

The Company's Javelan product is year 2000 compliant. Older software products previously licensed by the Company are not year 2000 compliant and there is no contractual obligation to bring them into compliance. Customers using these products have been notified that they are not year 2000 compliant. Javelan primarily utilizes operating systems obtained from Microsoft which the Company believes, based on information provided by Microsoft are year 2000 compliant or will be compliant by that time. Other third party software and hardware products that are integrated with Javelan continue to be tested for year 2000 issues. While no material issues have been found to date, the Company cannot fully predict the effects of the year 2000 with respect to these third party products.

The Company is currently in the process of upgrading its primary internal management information system to be year 2000 compliant, with an expected completion date of March 1999. Current expectations for this upgrade do not indicate that material incremental costs over and above normal and ongoing expenditures for improvements in management information systems will be incurred. Other internal hardware and software systems that have been identified as being non compliant are being modified, upgraded or replaced. The Company believes that it has the necessary resources to complete these changes and that the year 2000 issue will not pose significant operational problems for the Company.

The Company has not formally contacted suppliers or customers to assess their readiness for the year 2000. The Company has multiple sources for products and services it requires and does not feel that any one supplier would have a material adverse impact on the Company if they experienced year 2000 problems in their business operations. In addition the Company has only one customer that exceeds 10% of its revenues and this major corporation is known by management to be diligently addressing the year 2000 issue.

The Company is continuing the evaluation of its information technology systems and equipment to determine those systems and equipment which are not year 2000 compliant. While we have not currently formulated formal contingency plans to handle unexpected and non-contemplated year 2000 problems, we will review the need for such a plan as the millenium shift approaches. However, based on the results of evaluations to date, the Company does not anticipate the need for such a plan nor that the cost associated with year 2000 issues will have a material adverse impact on its financial position, results of operations, or liquidity. While the Company believes its efforts are adequate to address its year 2000 concerns, there can be no guarantee that all internal systems, as well as those of third parties on which the Company relies upon, will be converted on a timely basis and will not have a material affect on the Company's operations.

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


                    BARRISTER INFORMATION SYSTEMS CORPORATION




Date:    November 6, 1998             By:  /s/  Henry P. Semmelhack
        ---------------------            --------------------------
                                                 Henry P. Semmelhack
                                                      President
                                                         and
                                               Chief Executive Officer





Date:    November 6, 1998             By:  /s/  Richard P. Beyer
        ---------------------            ----------------------------
                                                Richard P. Beyer
                                             Vice President, Finance
                                          (Principal Financial Officer)