Form 10-Q
period 1998-12-25
BARRISTER INFORMATION SYSTEMS CORP
filed 1999-02-08
CIK 754128

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended                   December 25, 1998
                 -------------------------------------------


Commission File Number              0-14063
                      --------------------------------------

                    BARRISTER INFORMATION SYSTEMS CORPORATION
             (Exact name of Registrant as specified in its charter)



         Delaware                                            16-1176561
(State or other jurisdiction of                              (I.R.S. Employer
incorporation of organization)                               Identification No.)


465 Main Street, Buffalo, New York                            14203
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code  (716) 845-5010
                                                    ---------------

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

                               Yes   X      No
                                   ----       -----

          Class                                 Outstanding at January 22, 1999
---------------------------                    ---------------------------------
   Common $.24 Par Value                                  8,829,236 Shares

                    BARRISTER INFORMATION SYSTEMS CORPORATION




                                      INDEX

                                                                                                   PAGE
PART I.  FINANCIAL INFORMATION                                                                    NUMBER
                                                                                                  -------

         Item 1.     Financial Statements

         Condensed Balance Sheets at
         December 25, 1998 and March 31, 1998....................................................     3

         Condensed Statements of Operations -
         Three and Nine Months Ended December 25, 1998
         and December 26, 1997...................................................................     4

         Statement of Shareholders' Equity -
         Nine Months Ended December 25, 1998.....................................................     5

         Condensed Statements of Cash Flows -
         Nine Months Ended December 25, 1998
         and December 26, 1997...................................................................     6

         Notes to Condensed Financial Statements.................................................     7


         Item 2.     Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations...............................................................     8


PART II. OTHER INFORMATION

         Item 6.     Exhibits and Reports on Form 8-K............................................    11

                          PART I. FINANCIAL INFORMATION
                    BARRISTER INFORMATION SYSTEMS CORPORATION
                            Condensed Balance Sheets
                                 (In Thousands)

                                                                           December 25,                March 31
                                                                               1998                     1998
                                                                          -------------           --------------
                              ASSETS                                        (unaudited)

Cash                                                                    $           159         $            210
Accounts receivable                                                               2,534                    3,084
Inventories:
       Service parts                                                              2,433                    2,853
       Other                                                                         54                       83
Prepaid expenses                                                                     27                       30
                                                                          -------------           --------------
              Total current assets                                                5,207                    6,260
                                                                          -------------           --------------

Equipment and leasehold
       improvements, at cost                                                      3,983                    4,089
Less accumulated depreciation                                                     3,599                    3,673
              Net equipment and leasehold                                 -------------           --------------
                    improvements                                                    384                      416
                                                                          -------------           --------------
Software production costs                                                           824                      658
Other assets                                                                        254                       43
                                                                          -------------           --------------
                                                                        $         6,669         $          7,377
                                                                          =============           ==============


               LIABILITIES AND SHAREHOLDERS' EQUITY

Note payable to bank                                                    $           245         $            250
Note payable to related party                                                       100                      100
Current installments of long term debt                                              222                      127
Accounts payable                                                                    994                    1,274
Accrued compensation and benefits                                                   641                      722
Customer advances and unearned revenue                                              757                    1,461
Other liabilities                                                                   146                       55
                                                                          -------------           --------------
              Total current liabilities                                           3,105                    3,989
                                                                          -------------           --------------

Long-term debt, excluding current installments
       ($1,264 in December and $1,377 in March
       to a related party)                                                        1,355                    1,395

Shareholders' equity:
       Preferred stock                                                               --                       --
       Common stock ($.24 par value)                                              1,974                    1,972
       Additional paid-in capital                                                21,567                   21,565
       Accumulated deficit                                                      (21,332)                 (21,544)
                                                                          --------------          ---------------
              Total shareholders' equity                                          2,209                    1,993
                                                                          -------------           --------------
                                                                        $         6,669         $          7,377
                                                                          =============           ==============

See accompanying notes to condensed financial statements.

                    BARRISTER INFORMATION SYSTEMS CORPORATION

                       Condensed Statements of Operations
                                   (unaudited)
                      (In thousands, except per share data)

                                                         Three months ended                       Nine  months ended
                                                 ---------------------------------       --------------------------------
                                                    Dec. 25             Dec. 26             Dec. 25            Dec. 26
                                                     1998                1997                1998               1997
                                                 -------------       -------------       -------------      -------------

Revenues:
       Product sales                           $           629     $           512     $         1,576    $         1,446
       Services                                          2,983               3,781               9,594             11,323
                                                 -------------       -------------       -------------      -------------
              Total revenues                             3,612               4,293              11,170             12,769
                                                 -------------       -------------       -------------      -------------

Costs and expenses:
       Cost of product sales                               117                 108                 324                368
       Cost of services                                  2,418               2,822               7,407              8,756
                                                 -------------       -------------       -------------      -------------
              Total cost of revenues                     2,535               2,930               7,731              9,124

       Selling, general and
          administrative expenses                          869               1,022               2,625              2,923
       Product development and
          engineering                                      156                 187                 456                557
                                                 -------------       -------------       -------------      -------------
              Total costs and expenses                   3,560               4,139              10,812             12,604
                                                 -------------       -------------       -------------      -------------

Operating income                                            52                 154                 358                165

Interest expense
       Related party                                        34                  37                 112                112
       Other                                                13                  10                  34                 32
                                                 -------------       -------------       -------------      -------------
              Total interest                                47                  47                 146                144
                                                 -------------       -------------       -------------      -------------

Net income                                     $             5     $           107     $           212    $            21
                                                 =============       =============       =============      =============


Net earnings per common share:
       Basic                                   $          0.00     $          0.01      $         0.03    $          0.00
                                                 =============       =============       =============      =============

       Diluted                                 $          0.00     $          0.01      $         0.03    $          0.00
                                                 =============       =============       =============      =============
Weighted average number of
  Common shares outstanding:
      Basic                                              8,226               8,209               8,224              8,204
                                                 =============       =============       =============      =============

      Diluted                                            8,418               8,606               8,445              8,461
                                                 =============       =============       =============      =============


See accompanying notes to condensed financial statements.

                    BARRISTER INFORMATION SYSTEMS CORPORATION

                        Statement of Shareholders' Equity
                                   (unaudited)
                                 (In thousands)


                                                                Additional
                                                Common            Paid-in          Accumulated
                                                 Stock            Capital            Deficit              Total
                                             ------------      ------------       ---------------      ------------

Balance at March 31, 1998                 $         1,972   $        21,565    $         (21,544)   $         1,993

Sale of 9,375 common shares
      under stock option plan                           2                 2                                       4

Net Income                                                                                   212                212
                                             ------------      ------------       ---------------      ------------

Balance at December 25, 1998              $         1,974   $        21,567    $         (21,332)   $         2,209
                                             ============      ============       ===============      ============


Common stock - 8,225,737 and 8,216,362 shares issued and outstanding at
               December 25, 1998 and March 31, 1998 respectively.


See accompanying notes to condensed financial statements.

                    BARRISTER INFORMATION SYSTEMS CORPORATION
                       Condensed Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)

                                                                          Nine  Months Ended
                                                                 --------------------------------
                                                                  December 25,       December 26,
                                                                      1998              1997
                                                                 --------------    --------------

Cash flows from operating activities:
       Net income ............................................   $          212    $           21
       Adjustments to reconcile net income to net
          cash provided by operating activities:
              Depreciation and amortization ..................              343               300
              Changes in assets and liabilities:
                 Accounts receivable .........................              340              (626)
                 Inventories .................................              449                31
                 Prepaid expenses ............................                3                50
                 Accounts payable ............................             (280)                6
                 Accrued compensation and benefits ...........              (81)                5
                 Customer advances and unearned revenues .....             (704)              465
                 Other liabilities ...........................               91                74
                    Net cash provided                            --------------    --------------
                       by operating activities ...............              373               326
                                                                 --------------    --------------

Cash flows from investing activities:
       Additions to equipment and leasehold
          Improvements .......................................              (87)              (84)
       Capitalized software ..................................             (390)             (206)
       Other .................................................               (1)               (2)

                                                                 --------------    --------------
                    Net cash used in investing activities ....             (478)             (292)
                                                                 --------------    --------------

Cash flows from financing activities:
         Proceeds from long term debt ........................              156              --
         Repayment of debt
                                                                           (106)              (74)
       Proceeds from sale of common stock ....................               4                 18
                    Net cash provided (used)                     --------------    --------------
                       by financing activities ...............               54               (56)
                                                                 --------------    --------------

Net decrease in cash .........................................              (51)              (22)
Cash at beginning of period ..................................              210               226
                                                                 --------------    --------------
Cash at end of period ........................................   $          159    $          204
                                                                 ==============    ==============


Supplemental disclosure of cash flow information:

              Interest paid ..................................   $          119    $           95
                                                                 ==============    ==============


See accompanying notes to condensed financial statements.

                    BARRISTER INFORMATION SYSTEMS CORPORATION


                     Notes to Condensed Financial Statements


1. In the opinion of Management, the accompanying financial statements present fairly the financial position, results of operations and cash flows for the periods shown. The third quarter results for each year represent thirteen weeks of operations ended Friday, December 25, 1998 and Friday, December 26, 1997. The financial data included herein was compiled in accordance with the same accounting policies applied to the Company's audited annual financial statements. Adjustments made were of a normal recurring nature.

         The results of operations for the nine month period ended December 25, 1998 are not necessarily indicative of the results to be expected for the full year.

2. Effective January 1, 1999, the Company acquired the assets of Icon Technology LLC ("Icon") for 2,500 shares of preferred stock which are convertible into 2,500,000 shares of common stock upon shareholder approval. Icon was a privately held software development and consulting company with annual revenues of approximately $1,100,000. The acquisition of the assets of Icon will be accounted for as a purchase. The required financial statements for Icon and the required pro-forma financial information with respect to the acquisition will be filed on Form 8-K by March 31, 1999.

3. On January 15, 1999, BIS Partners, L.P. converted $333,000 of existing debt into 383,000 shares of common stock and certain existing shareholders acquired an additional 219,000 shares of common stock for $190,000 in cash. Both the debt conversion and the sale of stock were transacted at $.87 per share which was the average market price of the shares for the 10 day period prior to the transaction date. There was no gain or loss recognized on the debt conversion. After the conversion, the remaining debt owed to BIS Partners is approximately $1,170,000.

4. In fiscal 1999, the Company obtained a sales contract from a state agency which has extended payments terms. The Company has obtained financing from an economic development agency with terms that correspond to the receivable.

5. The American Institute of Certified Public Accountants' Accounting Standards Executive Committee(AcSEC) has issued Statement of Position (SOP) 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". The SOP clarifies the accounting requirements for software revenue recognition. The SOP will be implemented by the Company in fiscal 2000. The Company is presently reviewing the impact, if any of the SOP on revenue recognition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
-------------------

The Company experienced a net decrease in cash of $51,000 for the first nine months of fiscal 1999. Cash used in investing activities of $478,000 was partially offset by net cash provided by operating activities of $373,000 and an increase in long term debt of $55,000. The net cash provided by operating activities was realized after taking into account a reduction of $974,000 in current liability balances. As a result, the Company's cash balance decreased from $210,000 at March 31, 1998 to $159,000 at December 25, 1998.

The principal cash requirements for fiscal 1999 are investments in capitalized software and additions to equipment and leasehold improvements that are expected to be somewhat higher than amounts spent in 1998. Scheduled debt repayments should approximate $145,000. The Company expects to meet its cash requirements by generating positive cash flow from operating activities. Any income earned should not require cash payments for taxes, since the Company has use of net deductible temporary differences and operating loss carry forwards of approximately $2,246,000 at March 31, 1998. In addition, on January 15, 1999, the Company raised $190,000 in cash from the sale of 219,000 shares of common stock to existing shareholders. At the same time BIS Partners, L.P. agreed to convert $333,000 of debt into 383,000 shares of common stock. The Company is experiencing a return to growth in Javelan(R) sales in fiscal 1999 and expects that growth to continue based on market demand to replace software that is not Year 2000 compatible, the release of a new product, Javelan Select for the smaller law firms, continuing enhancements being made to Javelan and a reorganized sales department. Increased Javelan sales should also lead to an increase in associated installation, training and conversion services. Also, the Company announced the acquisition of the assets of Icon Technology LLC on January 15, 1999. This will result in additional product and services revenues starting in the fourth quarter and is expected to add to the profitability of the Company. Currently, the Company believes that it will sign sufficient new contracts for hardware maintenance services that will result in an increase in hardware related services revenues in the fourth quarter when compared to the quarter just completed. This expectation is based on contract negotiations currently taking place and the level of prospects that have been developed by the selling organization.

The Company continues its efforts to obtain additional working capital. If the Company is unsuccessful in remaining profitable, there can be no assurance that it will be able to generate positive cash flow from operations or that sufficient cash will be available to meet its required obligations. Further, there can be no assurance that sources of working capital will be available.


RESULTS OF OPERATIONS
---------------------

For the quarter ended December 25, 1998, total revenues decreased 15.9% over the same quarter in 1997, with net income of $5,000 being realized compared to net income of $107,000 in the third quarter of the prior year. The decrease in net income was primarily a result of lower services revenues. For the nine month period ended December 25, 1998, total revenues decreased 12.5% compared with the nine months ended December 26, 1997. The nine month net income was $212,000 compared to net income of $21,000 incurred in the comparable period for the prior year. Improved margins on product sales and expense reductions were the primary reasons for the improvement in net income for the comparable nine month periods.

Product sales increased 22.9% for the comparable third quarters, and increased 9.0% for the comparable nine months. These increases resulted from higher Javelan sales, the Company's Windows based management software product. A further decline occurred in the sale of low margin commodity products with the result that sales of these products were less than 6% of total product sales. Margins on product sales improved from 78.9% to 81.4% for the comparable third quarters and from 74.6% to 79.4% for the comparable nine month periods. The improvement in margins resulted from a higher percentage of product sales being attributed to Javelan. Margins on Javelan sales, which can include various hardware and third party software in addition to the Company developed software, generally amount to between 60% and 100% depending on the configuration of the sale.

Service revenues decreased 21.1% for the comparable third quarters and 15.3% for the comparable nine month periods based on decreased revenues from hardware maintenance contracts and hardware time and material services. An increase in services associated with the sale of Javelan was realized for the comparable periods. The drop in hardware related services revenues was primarily a result of halting all work for CIC Systems, Inc. in March 1998. Revenues from CIC represented 7% of total revenues (approximately $1,200,000) in fiscal 1998. In addition, a number of hardware services contracts expired on June 30, 1998 on which the company was realizing approximately $100,000 in monthly revenues. Revenue has been further impacted by additional contract cancellations and non renewals in the last two quarters. While the Company is actively pursuing a number of large contract opportunities to replace these revenues and currently expects an increase in hardware related revenues for its fourth quarter, there can be no assurance that the Company will be successful, which could result in lower services revenues and associated margins in future quarters. Margins on services revenues decreased from 25.4% to 18.9% for the comparable third quarters. Margins for the comparable nine month periods were approximately the same at 22.7% of services revenues. During the first part of the current fiscal year, the Company was able to realize a small increase in services margins through reductions in the high level of expenses that were incurred to provide time and materials services under the CIC contract, improved operational efficiencies and margins generated from the increase in Javelan associated services. However, the more recent reductions in services revenues have impacted margins since certain fixed expenses could not be reduced commensurate with the drop in revenues.

The reduction in selling, general and administrative expenses for the comparable periods was principally a result of lower commission expenses associated with services revenue. However, these expenses increased as a percentage of revenues from 23.8% to 24.1% for the comparable third quarters and from 22.9% to 23.5% for the comparable nine month periods due to the lower levels of revenues realized.

The amount incurred for product development and engineering expenses, before taking into account amounts capitalized and amortized for software production costs increased 10.3% for the comparable third quarters and 6.0% for the comparable nine month periods. Growth in these expenses was based on additional investment in the enhancement of the current Javelan product and the development of JavelanX, a browser based version of Javelan. The increase in these expenses as a percentage of revenues from 4.5% to 5.9% in the comparable third quarters and from 4.6% to 5.6% for the comparable nine month periods was primarily due to the lower amount of total revenues recorded in the current period.

Interest expense was the same for the comparable periods as a small increase in the level of debt outstanding was offset by lower interest rates.

The weighted average number of common shares outstanding in the computation of diluted earnings per share includes the impact of stock options and warrants assumed to be exercised using the treasury stock method. For the first three quarters of the current year, approximately 245,000, 226,000 and 192,000 common equivalent shares were computed using average market prices of $1.14, $1.06 and $.94 respectively. The comparable numbers for the first and third quarters of the prior year were 375,000 and 397,000 common equivalent shares computed using average market prices of $1.58 and $1.51 respectively. Based on the loss incurred for the second quarter of last year, no common equivalent shares were computed, since the effect would have been anti-dilutive.

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

The Company has not formally contacted suppliers or customers to assess their readiness for the year 2000. The Company has multiple sources for products and services it requires and does not feel that any supplier would have a material adverse impact on the Company if they experienced year 2000 problems in their business operations. In addition the Company has only one customer that exceeds 10% of its revenues and this major corporation is known by management to be diligently addressing the year 2000 issue.

The Company is continuing the evaluation of its information technology systems and equipment to determine those systems and equipment which are not year 2000 compliant. While we have not currently formulated formal contingency plans to handle unexpected and non-contemplated year 2000 problems, we will review the need for such a plan as the millenium shift approaches. However, based on the results of evaluations to date, the Company does not anticipate the need for such a plan nor that the cost associated with year 2000 issues will have a material adverse impact on its financial position, results of operations, or liquidity. While the Company believes its efforts are adequate to address its year 200 concerns, there can be no guarantee that all internal systems, as well as those of third parties on which the Company relies upon, will be converted on a timely basis and will not have a material affect on the Company's operations.

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

 PART II.         OTHER INFORMATION

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

               (a)         Exhibits:  None

               (b)         Reports on Form 8-K:

         A report was filed on January 29, 1999 regarding the acquisition of the assets of Icon Technology LLC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    BARRISTER INFORMATION SYSTEMS CORPORATION




Date:    February 5, 1999           By:    /s/  Henry P. Semmelhack
         ---------------------         ----------------------------
                                                  Henry P. Semmelhack
                                                       President
                                                          and
                                                Chief Executive Officer





Date:    February 5, 1999           By:        /s/   Richard P. Beyer
         ---------------------         ------------------------------
                                                   Richard P. Beyer
                                                Vice President, Finance
                                             (Principal Financial Officer)