Form 10-K405
period 1999-03-31
BARRISTER INFORMATION SYSTEMS CORP
filed 1999-06-29
CIK 754128

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                         Commission File Number:
       March 31, 1999                                       0-14063

                    BARRISTER INFORMATION SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                          16-1176561
(State or other jurisdiction of                            (I.R.S. Employer
incorporation of organization)                            Identification No.)

  465 Main Street, Buffalo, New York                             14203
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: (716) 845-5010

                        ================================
SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT: None. SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
                          Common Stock, $.24 par value
                                (Title of Class)

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

         The aggregate market value of Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on June 8, 1999, was approximately $10.3 million.

         The number of shares outstanding of the Registrant's common stock, $.24 par value, was 9,047,500 at June 8, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts I, II and IV incorporate by reference portions of the Barrister Information Systems Corporation Annual Report to Shareholders for the fiscal year ended March 31, 1999. Part III incorporates by reference portions of the Barrister Information Systems Corporation definitive Proxy Statement for the Annual Meeting of Shareholders to be held on September 16, 1999.

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

                                     PART I

ITEM 1.                    BUSINESS

GENERAL

         Barrister Information Systems Corporation (the "Company") is a national supplier of Windows-based and browser-based client server software for law firms, accounting firms, consultants and departments of Fortune 1000 companies. The Company is also a national provider of equipment maintenance services.

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

         In January 1999, the Company acquired the assets of Icon Technology LLC, including its software product LegalHouse. This organization was made part of the Company's software business.

         The Company's headquarters are at 465 Main Street, Buffalo, New York 14203, telephone 716-845-5010. In addition, the Company has a number of sales and services offices throughout the United States.

         The Company segments discussed below are the Software Business Segment and the Equipment Maintenance Services Business Segment which account for all of the Company's revenues.

SOFTWARE BUSINESS

         The Company's Software Business develops, markets, licenses and installs software for law firms, accounting firms, consultants and departments of Fortune 1000 companies. The organization of this operating segment includes staff which provide the functions of marketing, sales, development, installation, conversion, project management, training, hot line support and consulting.

         Approximately 78 people are employed in this business. The majority of the staff are located in Buffalo, New York with a development office in San Rafael, California. Some sales and customer support representatives reside outside the principal offices.

SOFTWARE MARKET

         The Company was the first to offer and install an all Window's-based firm management software package for medium to large sized law firms. The Company now sells its Windows-based client server software product, Javelan; its browser-based JavelanX software product; Javelan Select, a scaled down version of Javelan for smaller

                                    Page -2-
firms; LegalHouse, an Executive Information and budgeting package; and software support services principally to the U.S. law firm market and to law firms in Canada and the Caribbean. The Company's software products are used by law firms for firm management and to track the time of attorneys and paralegals to enable them to bill their clients. In addition, the software provides the law firm with other applications such as executive information, budgeting, collections, general ledger and accounts payable. Those products are also being sold in the accounting, consulting and corporate markets for organizations seeking time and billing or time and cost allocation capability. The Company currently expects that the majority of sales will come from the legal market.

         The markets pursued by the Company are concentrated in major cities throughout the United States. There are numerous competitors which are primarily U.S. companies and the technology barriers to enter the market are low. However, the requirement for sophisticated functionality demands substantial investment to develop products which can compete effectively in these markets. Because of competition and market demands, there is a continuing requirement to enhance the software to remain a viable competitor. Currently, the Company believes that its products are distinguished from its competitors' products by their performance, functionality, product design and architecture.

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

         Marketing to the accounting, consulting and corporate segments to date has consisted of follow through on leads and interest shown by prospects attending legal trade shows and reading the Company's legal market press releases and advertising literature. The Company is expanding marketing by establishing strategic relationships which will enhance sales in the legal market in the United States and internationally. Further, staff has been added to pursue sales opportunities in commercial markets..

         The Company believes that its existing clients using older non-Javelan software present significant opportunities for sales of additional software and services. By marketing to and communicating with existing clients opportunities are anticipated to license Javelan as replacement software. Further, efforts are being directed to ensuring client satisfaction and facilitating additional sales of services and add-on software to Javelan clients. The Company has sponsored the organization of a national users group, comprised of representatives of clients, who meet with Company personnel to exchange ideas and techniques for the use of the Company's systems, provide training and offer suggestions for product development and enhancements. The Company believes it has the staff with the necessary technical and market knowledge to advance its product, to install these products and train clients in its use and to support the client afterward.

         The Company has made a substantial investment in the Javelan, JavelanX and LegalHouse products and protects its intellectual property rights by trade secret, by copyright and by licensing the software by contract. Pricing is based on the size of the system and the functions licensed. Clients pay recurring monthly license fees and, in return, receive telephone support and periodic software enhancements. Investments are expected to continue to enhance the features and functions of the software packages. The choice of features will be driven by clients through periodic user group meetings. These investments are expected to increase the sales opportunities in the existing client base and to improve sales in the markets for Javelan and LegalHouse.

         Historically, software product life cycles have been relatively short. With the markets using Windows browser interfaces and client/server architecture, there may be a lengthening of the cycle. This effect is expected to intensify the investment in features and functions and reduce investments in the underlying technology and architecture of the product, which will be available in the open market.

         Sales of the Company's software packages may occur from time to time and are not predictable. As a result, the Company's performance from quarter to quarter can change dramatically. Performance in a given quarter cannot predict results in subsequent periods.

                                    Page -3-

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

PRODUCTS

         The principal products of the Company are Javelan, Javelan Select, JavelanX and LegalHouse. Javelan is a state-of-the-art software package and can operate on Windows 95, Windows 98 or NT Workstation and provides the functions necessary for law firm management using desktop computing and client server architecture. Javelan software operates on the law firm's local area network
(LAN) and uses PC work stations on the LAN for data processing. A server using Microsoft SQL-Server 6.5 contains the law firm's data base and supports the work stations. Javelan was introduced to the market in November 1992 through an extensive series of seminars. In December 1994, the Company announced that Javelan would operate with Microsoft NT and SQL-Server 6.0. Currently, Javelan is delivered with NT and SQL-Server 6.5. In the next year the product will operate on SQL-Server 7.0. Javelan Select, a product aimed at smaller firms uses a scaled down set of Javelan software for this market segment. JavelanX is the newest version of Javelan. It will operate on the firms WAN or over the Internet using standard browsers.

         LegalHouse is a product that was developed by Icon Technology, LLC which was acquired in January 1999. This software package uses a sophisticated data warehouse to provide powerful and unique management reporting and budgeting. It is being marketed through seminars, through the traditional sales and marketing techniques of the Company and through strategic relationships. The market potential for the product includes all larger law firms, professional organizations and corporations in both the United States and international.

         In addition to software which the Company has developed, the Company resells software which functions compatibly with its products. Further, the Company resells equipment such as database servers to clients who license Javelan software. From time to time, the Company sells personal computers and printers in support of clients.

         Javelan, Javelan Select, JavelanX and LegalHouse are expected to contribute significantly to the Company's revenues in the future.

         In the past, the Company has developed or purchased several products which it will support until December 1999:

           EAGLE Law firm management software which operates on IBM AS-400 computers.

           TIME MANAGER    Time and billing, accounting and accounts payable
                           software which operates on DOS for smaller firms.

           CFMS Law firm management software which operates on Barrister manufactured mini-computers.

         Clients have been notified that the Eagle, Time Manager, and CFMS products are not Y2K compliant, that the Company has not invested in these obsolete products to make them Y2K compliant and will not support them after December 1999. It is anticipated that most minicomputer, AS-400 and DOS-based clients will migrate to systems using Windows and local area networks (LANs). The Company's Javelan and Javelan Select products are being offered to these clients.

                                    Page -4-

SOFTWARE SERVICES

         Upon the sale of a license for any of the Company's software packages, the client generally contracts for a number of services to aid with the installation of the software. These services include project management, training, data conversion, custom programming, consulting and installation support and post installation services. These services are generally billed to the client on an as-incurred basis.

         The Company also schedules regular training classes for clients to educate new employees or to teach advanced subjects. Finally, with the acquisition of the assets and the hiring of the employees of Icon Technology LLC, the Company expects to see an increase in general computer system consulting to the legal and corporate markets.

         Software services are an important and growing source of revenue in the Company's Software Business.

BACKLOG

         Because the Company typically ships products within a relatively short period of time after a contract is signed, the backlog varies, is not meaningful at any date and is not indicative of intermediate or long-term future sales.

SOFTWARE DEVELOPMENT

         The markets for the Company's software products are characterized by rapid technical changes which have required and will continue to require the Company to engage in ongoing development, and evaluations, the future costs of which are expected to be significant. Expenditures for product development and engineering, before taking into account amounts capitalized and amortized for software production costs, were $904,000, $842,000 and $700,000 in fiscal 1999, 1998, and 1997, respectively. For fiscal 2000, the Company expects its level of spending in this area to increase over the prior year.

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

                                    Page -5-

EQUIPMENT MAINTENANCE SERVICES BUSINESS

         From the mid-1970's to about 1989, the Company manufactured mini-computers and other equipment as part of the Barrister System, sold principally to the law firm market. A nationwide organization was established to support these clients and maintain the Barrister equipment..

         When the Company stopped the manufacture of mini-computers, the service organization continued support of the Barrister customers and implemented a strategy to diversify into the maintenance of desktop computer equipment. In 1989, 100% of service revenues came from the maintenance of Barrister mini-computers and equipment. Today nearly 100% of equipment maintenance services derive from desktop equipment.

SERVICES MARKET

         The Company provides equipment maintenance services nationwide for desktop equipment including personal computers and other equipment which attach to LANs. Using its staff of hardware technicians and third party service companies, the Company provides comprehensive maintenance services for such equipment. The Company provides a nationwide toll-free number for customer service and provides a seven-day, twenty-four hour maintenance capability.

         In 1998, the Company took the initiative and developed and licensed several software modules and integrated them into an Internet-based software system which provides unique and innovative ways to provide and manage equipment maintenance services to its clients. This integrated software system is called Barrister Global Service Network (GSN) and allows for clients anywhere in the world to view the status of service calls. Further the system provides management information to client and company managers responsible for service delivery. Finally, GSN provides a mechanism over the Internet to transmit service requests to third party subcontractors, to monitor and manage those service calls and to measure service delivery performance. The ability to manage third party service providers and provide summary management information is a unique and powerful capability. This capability has received favorable comment as a valuable value-added service from clients and prospects. It is anticipated this capability will lead to substantial positive changes in the national service delivery process.

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

         Sales of services are the result of a direct sales force focused on this market. A variety of service plans are offered which cover Barrister's proprietary equipment to a long list of OEM micro-computer products. In addition, the Company has established business relationships with companies such as Pioneer-Standard Electronics, Inc., IBM Corporation, U.S. Computer, Amherst Computer Products, Amdahl and MRK Technologies, Ltd. to provide services on a contractual basis.

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

SERVICES COMPETITION

         Providing maintenance and repair depot services to clients is also a highly competitive business. The principal competitive factors are price, expertise, reputation and geographic location of staff. The Company competes with numerous organizations which can provide similar maintenance services, many of which are substantially larger, better known and have substantially greater name recognition and financial, marketing, technical and personnel resources than the Company. The Company believes it distinguishes itself by providing services on

                                    Page -6-
a dependable and cost effective basis to customers with multiple locations throughout the U.S.

RELATIONSHIP WITH IBM

         The Company has received a number of hardware maintenance subcontracts from IBM. These subcontracts are generally renewable on an annual basis with 30 day cancellation rights. During fiscal 1999, revenues from the subcontracts were approximately 10% of total revenues.

OFFICES

         Maintenance services are provided by employees located in offices throughout the United States and by subcontractors. The Services business employs about 94 of the Company's staff of which 45 are in Buffalo, New York and the balance in offices in New York City, Hartford, Washington, D.C., Atlanta and Cleveland.

EMPLOYEES

         As of June 8, 1999, the Company had 194 full-time employees and 8 part-time employees. None of the Company's employees is represented by a labor union and the Company has had no work stoppages. The Company believes that employee relations are good.

PROTECTION OF PROPRIETARY INFORMATION

         The Company believes its proprietary software and hardware technology is adequately protected by trade secret and copyright laws and contracts with its customers, employees and suppliers. The Company has a registered trademark and service mark in the names "BARRISTER", "JAVELAN", JAVELANX" and "LEGALHOUSE" and trademarks in certain other names used in its business. The Company has no patents or patent applications pending.

EXECUTIVE OFFICERS OF THE REGISTRANT

                           The following table sets forth as of June 15, 1999,
the names and ages of the executive officers of the

Company and the positions held by each such person.

NAME                           AGE                         POSITION
----                           ---                         --------

Richard P. Beyer               52                 Vice President-Finance, Treasurer
                                                  and a Director

David L. Blankenship           42                 Vice President-Services Operations

Mark C. Donadio                43                 Vice President, Secretary and General Counsel

Thomas W. Jones                36                 Vice President

Jay S. Moeller                 35                 President, Software Division,
                                                  and a Director

Mark J. Phillips               44                 Vice President-Sales

Susan T. Robinson              52                 Vice President-Software Operations

Henry P. Semmelhack            62                 President, Chairman of the Board of Directors, Chief
                                                  Executive Officer



                                    Page -7-

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

         MR. JONES joined the Company in January, 1999 as part of the Icon Technology acquisition. He was responsible for LegalHouse product development prior to the merger. Prior to joining Icon Technology in 1997, he was an independent software consultant working in the Czech Republic.

         MR. MOELLER joined the Company in January, 1999 as part of the Icon Technology acquisition. He was President of Icon Technology prior to the purchase by Barrister. He was the manager of Realogic's San Francisco consulting office prior to starting Icon Technology in 1997.

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

        San Diego, California            New York, New York
        San Rafael, California           Cleveland, Ohio
        Hartford,  Connecticut           Arlington, Virginia
        Atlanta, Georgia                 Richmond, Virginia
        Boston, Massachusetts

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         The Company's equipment and leasehold improvements include: computer equipment, components and tools used in the design, development, testing and maintenance of its systems; office furniture and fixtures; and leasehold improvements undertaken to accommodate computers and other equipment.

                                    Page -8-

ITEM 3.  LEGAL PROCEEDINGS.

         In the opinion of management, there are no claims or litigation pending to which the Company is a party which could have a material adverse effect on the Company's financial condition or statement of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The item is not applicable.

                                    Page -9-

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          The information required by this item is incorporated by reference to the Company's 1999 Annual Report under the caption "Stock Market and Dividend Information".

ITEM 6.   SELECTED FINANCIAL DATA.

          The information required by this item is incorporated by reference to the Company's 1999 Annual Report under the caption "Selected Financial Data".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The information required by this item is incorporated by reference to the Company's 1999 Annual Report under the caption "Management's Discussion and Analysis".

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Other than variable rate debt instruments, the Company did not directly or benefically own any market rate sensitive instruments at the end of fiscal 1999 or 1998. If the prime rate had changed by 10% during fiscal 1999, the impact on interest expense would have been approximately $12,000.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The information required by this item is incorporated by reference to the Company's 1999 Annual Report under the caption "Quarterly Financial Data" and under the captions as listed in Item 14(a)(1) of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          The Item is not applicable.

                                    Page -10-

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          Information under the caption "ELECTION OF DIRECTORS" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the 1934 Act in connection with the 1999 annual meeting of shareholders of the Company (the "Proxy Statement") is incorporated herein by reference. Also see Part I of this Report, under the caption "Executive Officers of the Registrant" for additional information relating to the Company's executive officers.

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

                                    Page -11-

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM  8-K.

(a)      The following are filed as a part of this Report:

         (1) FINANCIAL STATEMENTS. The following Financial Statements of Barrister Information Systems Corporation are incorporated by reference to the Company's 1999 Annual Report:

                  Balance Sheets -
                            March 31, 1999 and March 31, 1998
                  Statements of Operations -
                            Years ended March 31, 1999, 1998 and 1997
                  Statements of Shareholders' Equity -
                            Years ended March 31, 1999, 1998 and 1997
                  Statements of Cash Flows -
                            Years ended March 31, 1999, 1998 and 1997
                  Notes to Financial Statements
                  Independent Auditors' Report

         (2) FINANCIAL STATEMENT SCHEDULE. The following financial statement schedule of Barrister Information Systems Corporation for the three years ended March 31, 1999 is being filed with this Report. Schedules not listed below have been omitted because they are not applicable or are not required under the instructions or the information is included in the "Notes to Financial Statements" of the Company's 1999 Annual Report.


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

         (3) EXHIBITS. See Exhibit Index filed herewith on page 15 of this Report.

(b)      Reports on Form 8-K:

                  A report was filed on March 30, 1999 to satisfy the financial statement requirements for the Form 8-K filed January 29, 1999 regarding the acquisition of the assets of Icon Technology LLC.

                                    Page -12-

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    BARRISTER INFORMATION SYSTEMS CORPORATION

DATE:  June 29, 1999                       BY: /s/ Henry P. Semmelhack
       -------------                           ------------------------------
                                               Henry P. Semmelhack, President
                                               and Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures                                            Title                                 Date
----------                                            -----                                 ----
/s/ Henry P. Semmelhack                               President, Chief Executive            June 29, 1999
-------------------------------                       Officer and Chairman of the
Henry P. Semmelhack                                   Board of Directors

/s/ Richard P. Beyer                                  Vice President and Chief              June 29, 1999
-------------------------------                       Financial Officer
Richard P. Beyer

/s/ Brent D. Baird                                    Director                              June 29, 1999
-------------------------------
Brent D. Baird

/s/ Franklyn S. Barry, Jr.                            Director                              June 29, 1999
-------------------------------
Franklyn S. Barry, Jr.

/s/ Warren E. Emblidge, Jr.                           Director                              June 29, 1999
-------------------------------
Warren E. Emblidge, Jr.

/s/ Richard E. McPherson                              Director                              June 29, 1999
-------------------------------
Richard E. McPherson

/s/ Jay S, Moeller                                    Director                              June 29, 1999
-------------------------------
Jay S. Moeller

/s/ James D. Morgan                                   Director                              June 29, 1999
-------------------------------
James D. Morgan

                                    Page -13

                          INDEPENDENT AUDITORS' REPORT
                        ON FINANCIAL STATEMENT SCHEDULES
                        --------------------------------

Board of Directors

Barrister Information Systems Corporation:

Under date of June 28, 1999, we reported on the balance sheets of Barrister Information Systems Corporation as of March 31, 1999 and 1998, and the related statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended March 31, 1999, as contained in the 1999 annual report to shareholders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended March 31, 1999. In connection with our audits of the aforementioned financial statements, we also have audited the related financial statement schedule as listed in item 14(a)(2) of this the annual report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG  LLP

Buffalo, New York
June 28, 1999

                                    Page -14-

                                   Schedule II

                    BARRISTER INFORMATION SYSTEMS CORPORATION

                        Valuation and Qualifying Accounts
                                 (In thousands)

                                   Balance at    Additions            Write-Offs     Balance
                                   beginning   charged to costs        charged       at end
Description                        of period    and expenses         to allowance   of period
                                     ------        ------               ------        ------

Allowance for doubtful
    accounts:

    Year ended March 31, 1997        $  100        $   25               $ --          $  125
                                     ------        ------               ------        ------
    Year ended March 31, 1998        $  125        $   85               $ --          $  210
                                     ------        ------               ------        ------
    Year ended March 31, 1999        $  210        $ --                 $ --          $  210
                                     ------        ------               ------        ------
Allowance for inventory
    obsolescence:(1)

    Year ended March 31, 1997        $  760        $  900               $  779        $  881
                                     ------        ------               ------        ------

    Year ended March 31, 1998        $  881        $  900               $1,056        $  725
                                     ------        ------               ------        ------

    Year ended March 31, 1999        $  725        $  942               $1,317        $  350
                                     ------        ------               ------        ------

--------

    (1) The allowance is included in inventory in the balance sheets.

                                    Page -15

                                INDEX TO EXHIBITS

              Exhibit                                                                                Page No.
                No.                        Description                                             or Location
              -------                      -----------                                             -----------

               2             Asset Purchase Agreement, dated January 15, 1999,                         (f)
                             by and among Registrant and Icon Technology LLC
                             and Jay Moeller, Tom Jones, Alan Lash and Stuart Guild

               3.1           Certificate of Incorporation                                              (e)

               3.2           Bylaws                                                                    (e)

               10.1          1989 Stock Incentive Plan, as amended                                     (d)

               10.2          Retirement Savings Plan and Trust                                         (a)

               10.3          Employee Stock Purchase Plan                                              (b)

               10.4          Loan Agreement between Registrant and BIS Partners,                       (c)
                             L.P., dated March 31, 1992

               13*           Annual Report to Shareholders for the fiscal year ended
                             March 31, 1999  (to be deemed filed only to the extent
                             required by the instructions to exhibits for reports on
                             Form 10-K)

               23*           KPMG LLP consent regarding forms S-8

               27*           Financial Data Schedule


----------

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

(b) Designates Exhibit annexed to the Company's Report on Form 10-Q for the quarter ended July 1, 1988.

(c) Designates Exhibit annexed to the Company's Report on Form 10-Q for the quarter ended September 30, 1994

(d) Designates Exhibit annexed to the Company's Report on Form 10-Q for the quarter ended September 30, 1994.

(e) Designates Exhibits annexed to the Company's Proxy Statement dated August 29, 1997.

(f) Designates Exhibit annexed to the Company's Report on Form 8-K dated January 15, 1999.

                                    Page -16-