Form 10-Q
period 1999-06-30
BARRISTER INFORMATION SYSTEMS CORP
filed 1999-08-16
CIK 754128

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended        June 30, 1999
                 ---------------------------


Commission File Number      0-14063
                      ----------------------


                    BARRISTER INFORMATION SYSTEMS CORPORATION
             (Exact name of Registrant as specified in its charter)



          Delaware                                           16-1176561
(State or other jurisdiction of                              (I.R.S. Employer
incorporation of organization)                               Identification No.)


465 Main Street, Buffalo, New York                           14203
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code  (716) 845-5010
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

                                   Yes           X            No
                                           -----------             -------------

           Class                            Outstanding at August 6, 1999
----------------------------          ---------------------------------------
   Common $.24 Par Value                           9,162,486 Shares

                    BARRISTER INFORMATION SYSTEMS CORPORATION




                                      INDEX



                                                                                                PAGE
PART I.  FINANCIAL INFORMATION                                                                 NUMBER
                                                                                              --------
      Item 1.     Financial Statements

      Condensed Balance Sheets at
      June 30, 1999 and March 31, 1999........................................................     3

      Condensed Statements of Operations -
      Three Months Ended June 30, 1999
      and June 26, 1998.......................................................................     4

      Statement of Shareholders' Equity -
      Three Months Ended June 30, 1999........................................................     5

      Condensed Statements of Cash Flows -
      Three Months Ended June 30, 1999
      and June 26, 1998.......................................................................     6

      Notes to Condensed Financial Statements.................................................     7


      Item 2.     Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations...............................................................     8



PART II. OTHER INFORMATION

         Item 6.     Exhibits and Reports on Form 8-K............................................ 11


                          PART I. FINANCIAL INFORMATION

                    BARRISTER INFORMATION SYSTEMS CORPORATION

                            Condensed Balance Sheets
                                 (In Thousands)

                                                           June 30           March 31
                                                             1999              1999
                                                           --------         --------
                              ASSETS                     (unaudited)
Cash                                                       $    270         $    222
Accounts receivable                                           2,997            3,090
Service parts inventory                                       2,234            2,341
Prepaid expenses                                                 32               50
                                                           --------         --------
              Total current assets                            5,533            5,703
                                                           --------         --------

Equipment and leasehold
       improvements, at cost                                  4,262            4,138
Less accumulated depreciation                                 3,608            3,555
                                                           --------         --------
              Net equipment and leasehold
                    improvements                                654              583
                                                           --------         --------
Software production costs                                     1,033            1,007
Goodwill                                                      1,115            1,158
Other assets                                                    196              255
                                                           --------         --------
                                                           $  8,531         $  8,706
                                                           ========         ========


               LIABILITIES AND SHAREHOLDERS' EQUITY

Current installments of long term debt                     $    445         $    390
Accounts payable                                              1,077            1,108
Accrued compensation and benefits                             1,066              832
Customer advances and unearned revenue                        1,046            1,026
Other liabilities                                                39               51
                                                           --------         --------
              Total current liabilities                       3,673            3,407
                                                           --------         --------

Long-term debt, excluding current installments
       ($858 in June and $930 in March
       to a related party)                                    1,377            1,487

Shareholders' equity:
       Preferred stock                                        1,250            1,250
       Common stock ($.24 par value)                          2,189            2,134
       Additional paid-in capital                            22,170           21,964
       Accumulated deficit                                  (22,128)         (21,536)
                                                           --------         --------
              Total shareholders' equity                      3,481            3,812
                                                           --------         --------
                                                           $  8,531         $  8,706
                                                           ========         ========




See accompanying notes to condensed financial statements.

                    BARRISTER INFORMATION SYSTEMS CORPORATION

                       Condensed Statements of Operations
                                   (unaudited)
                      (In thousands, except per share data)

                                                                      Three months ended
                                                           --------------------------------------
                                                          June 30         June 26         June 26
                                                           1999            1998            1998
                                                         -------         -------         -------
                                                                      (as restated)   (as originally
                                                                                       reported)
Revenues:
    Product sales                                        $   365         $   385         $   537
    Services                                               3,245           3,376           3,376
                                                         -------         -------         -------
           Total revenues                                  3,610           3,761           3,913
                                                         -------         -------         -------

Costs and expenses:
   Cost of product sales                                      45              98              98
   Cost of services                                        2,653           2,605           2,605
                                                         -------         -------         -------
          Total cost of revenues                           2,698           2,703           2,703

   Selling, general and
      administrative expenses                              1,158             877             900
   Product development and
      engineering                                            314             157             157
                                                         -------         -------         -------
          Total costs and expenses                         4,170           3,737           3,760
                                                         -------         -------         -------

Operating earnings (loss)                                   (560)             24             153

Interest expense:
   Related party                                              23              40              40
   Other                                                       9              10              10
                                                         -------         -------         -------
          Total interest                                      32              50              50
                                                         -------         -------         -------

Net earnings (loss)                                      $  (592)        $   (26)        $   103
                                                         =======         =======         =======

Net earnings (loss) per common share
   basic and diluted                                     $ (0.07)        $ (0.00)        $  0.01
                                                         =======         =======         =======

Weighted average number of common shares outstanding:
   Basic                                                   8,979           8,222           8,222
                                                         =======         =======         =======
   Diluted                                                 8,979           8,222           8,467
                                                         =======         =======         =======


See accompanying notes to condensed financial statements.

                    BARRISTER INFORMATION SYSTEMS CORPORATION
                        Statement of Shareholders' Equity
                                   (unaudited)
                                 (In thousands)




                                                                    Additional
                                     Preferred        Common          paid-in         Accumulated
                                       stock          stock           capital           deficit          Total
                                     --------        --------         --------         --------         --------
Balance at March 31, 1999            $  1,250        $  2,134         $ 21,964         $(21,536)        $  3,812

Sale of 231,650 common shares              --              55              206               --              261

Net loss                                   --              --               --             (592)            (592)
                                                                                       --------         --------

Balance at June 30, 1999             $  1,250        $  2,189         $ 22,170         $(22,128)        $  3,481
                                     ========        ========         ========         ========         ========




Common stock - 9,122,886 and 8,891,236 shares issued and outstanding at June 30, 1999 and March 31, 1999 respectively.





See accompanying notes to condensed financial statements.

                    BARRISTER INFORMATION SYSTEMS CORPORATION
                       Condensed Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)

                                                                          Three months ended
                                                                  ---------------------------------
                                                                  June 30      June 26      June 26
                                                                   1999          1998          1998
                                                                  -----         -----         -----
                                                                            (as restated) (as originally
                                                                                             reported)
Cash flows from operating activities:
    Net income (loss)                                              (592)          (26)          103
    Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
        Depreciation                                                 53            37            37
        Amortization of software production costs                   105            75            75
        Amortization of goodwill                                     43
         Changes in current assets and liabilities:
           Accounts receivable                                      100           201            49
           Inventories                                              107           128           128
           Prepaid expenses                                          18             6             6
           Accounts payable                                         (31)         (484)         (479)
           Accrued compensation and benefits                        234            61            79
           Customer advances and unearned revenues                   53           (30)          (30)
           Other liabilities                                        (12)           88            88
        Net cash provided                                         -----         -----         -----
           By operating activities                                   78            56            56
                                                                  -----         -----         -----

Cash flows from investing activities:
    Additions to equipment and leasehold
       Improvements                                                (124)          (34)          (34)
    Capitalized software                                           (131)         (126)         (126)
    Other assets                                                     19            --            --
                                                                  -----         -----         -----
           Net cash used in investing activities                   (236)         (160)         (160)
                                                                  -----         -----         -----

Cash flows from financing activities:
    Net repayment of debt                                           (55)          (14)          (14)
    Proceeds from sale of common stock                              261             3             3
                                                                  -----         -----         -----
           Net cash provided (used) by financing                    206           (11)          (11)
           activities                                             -----         -----         -----

Net increase (decrease) in cash                                      48          (115)         (115)
Cash at beginning of period                                         222           210           210
                                                                  -----         -----         -----
Cash at end of period                                             $ 270         $  95         $  95
                                                                  =====         =====         =====

Supplemental disclosure of cash flow information:

              Interest paid                                       $  17         $  52         $  52
                                                                  =====         =====         =====

See accompanying notes to condensed financial statements.

                    BARRISTER INFORMATION SYSTEMS CORPORATION
                     Notes to Condensed Financial Statements


1. In the opinion of Management, the accompanying financial statements present fairly the financial position, results of operations and cash flows for the periods shown. The first quarter results for fiscal year 2000 are represented by the three months ended June 30, 1999. The first quarter results for fiscal 1999 are represented by the thirteen weeks of operations ended Friday, June 26, 1998. During the fourth quarter of the fiscal year ended March 31, 1999, the Company recorded an adjustment to reverse all the revenue and defer the costs associated with a software sale contract having extended payment terms. Revenue and costs for this contract had originally been reported during the first three quarters of the year ended March 31, 1999. In connection with this reversal the Company has restated its operating results for each of the fiscal 1999 quarters. The effect of this restatement for the first quarter is separately set forth herein as applicable. The financial data included herein was compiled in accordance with the same accounting policies applied to the Company's audited annual financial statements. Any adjustments made were of a normal recurring nature.

     The results of operations for the three month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2. Reportable segments are comprised as follows: Hardware maintenance services, generally on PC related equipment; Software licensing and software support services, predominantly to the legal industry; and Corporate operations.

                                         June 30, 1999  June 26,1998
                                         -------------  ------------
                                                        (as restated)
     Hardware Maintenance:
          Total revenues                    1,885          2,444
          Operating earnings (loss)           (58)           283

     Software:
          Total revenues                    1,725          1,317
          Operating earnings (loss)          (107)           145

     Corporate:
          Operating expenses                  427            454


3. Subsequent to quarter end the Company obtained two $50,000 five year term loans from regional development agencies. One loan has specific and newly acquired assets pledged as collateral, and the second loan has a general collateral interest in the assets of the Company. Both loans carry interest at 7.75%.


4.   On January 15, 1999 the Company acquired the assets of Icon Technology LLC
(Icon) in exchange for 2,500 shares of preferred stock. The acquisition was accounted for as a purchase. The operating results of Icon are included in the statement of operations for June 30, 1999. The pro forma results for the quarter ended June 26, 1998 had the acquisition occurred at the beginning of the period are as follows: Revenues of $ 3,996,000; Net loss of $(24,000); Net loss per common share, basic and diluted of $(0.00).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

The Company experienced a net increase in cash of $48,000 for its first quarter ended June 30,1999. Proceeds from common stock sales of $261,000, which were derived from the exercise of warrants and options, and net cash provided by operating activities of $78,000 were partially offset by net cash used in investing activities of $236,000 and net repayments of debt of $55,000. As a result, the Company's cash balance increased from $222,000 at March 31, 1999 to $270,000 at June 30, 1999. The principal cash requirements for fiscal 2000 are investments in capitalized software and additions to equipment and leasehold improvements that together are expected to approximate amounts spent in fiscal 1999. Scheduled debt repayments should approximate $390,000 for fiscal 2000. The Company expects to meet its cash requirements by generating positive cash flow from operating activities. Other sources of cash expected in fiscal 2000 are five-year term loans in the amount of $100,000 from regional development agencies (received in July); lease financing for certain capital additions; and the exercise of some of the 700,000 outstanding warrants which expire on March 29, 2001 and August 31, 2005 ($204,750 was received in the first quarter and an additional $40,950 has been received through August 6, 1999). Any income earned should not require cash payments for taxes, since the Company has use of operating loss carry forwards of approximately $2,040,000 at March 31, 1999. Although the Company incurred a large loss in the first quarter, it expects to achieve improved performance in subsequent quarters. This expectation is based on greater levels of marketing, selling and development resources being applied to the LegalHouse(TM) product, the sale of JavelanX(TM), the newest version of Javelan which operates on a firm's wide area network or over the Internet, and increased selling and marketing resources being applied to the hardware maintenance business along with the deployment of a new product, Global Services Network(TM) ("GSN"). It is also based on selective cost cutting that is being implemented during the second quarter.

If the Company is unsuccessful in increasing its revenues and generating a profit, there can be no assurance that it will be able to generate positive cash from operations or that sufficient cash will be available to meet its required obligations. BIS Partners, L.P. continues to support the Company's cash requirements by agreeing to delayed payments or restructuring scheduled payments when necessary. Two monthly payments have been delayed as of June 30, 1999. No assurance can be provided that BIS Partners will be willing to continue to provide such support in the future.

RESULTS OF OPERATIONS
---------------------

For the quarter ended June 30, 1999, total revenues decreased approximately 4% from the same quarter in 1998. The net loss for the current quarter was $592,000 compared to a net loss of $26,000 in the first quarter of the prior year. The increase in the net loss was primarily a result of lower revenues, increases in selling, general and administrative expenses and increases in product development and engineering expenses. The results of the first quarter of the current year include the business activities of Icon Technology LLC ("Icon") which were acquired in January 1999.

Product sales decreased 5.2% for the comparable quarter. Reductions in the sales of Javelan(R), the Company's Windows(TM) based management software product were mostly offset by sales of LegalHouse, the software product acquired from Icon. Margins on product sales improved based on the increased percentage of product sales that were comprised of Company developed software. Product sales can also include certain hardware and third party software products that are sold along with Javelan and LegalHouse sales. The Company expects increased product sales in subsequent quarters based on the level of current prospects for its products, further market acceptance of LegalHouse and the introduction of web-based JavelanX, which is currently under development and has staged releases planned throughout this year.

Services revenues decreased 3.9% for the comparable quarters as a result of decreased revenues from hardware maintenance contracts and hardware time and material services which were partially offset by increases in software services. The primary reason for the decrease in hardware services revenues were contract expirations that occurred after the first quarter of the prior year, including reductions in revenue from IBM, the Company's largest customer, that exceeded new business generated. To support its marketing efforts, the company announced a new product, Global Services Network. GSN is a web-based service management system for providing real-time service call tracking, service call details, service histories, equipment life-cycle information and service performance information. Initial results from the introduction of GSN have been favorable and the Company expects to realize increased hardware services revenues in the second quarter. The increase in software service revenues for the comparable first quarters resulted from an increase in Javelan related services which were realized from the growing base of customers and LegalHouse related services and general consulting services obtained from the acquisition of Icon.

The cost of services increased as a percentage of services revenues to 81.8% from 77.2% when the first quarter of the current year is compared to the first quarter of the prior year. The large drop in hardware related services revenues impacted margins since certain fixed expenses could not be reduced commensurate with the drop in revenues. While software related services revenues increased, margins were impacted by the addition of personnel to improve the management, administration and delivery of the services.

Selling, general and administrative expenses were 32.1% of total revenues for the first quarter of this year compared to 23.3% for the comparable quarter last year. Higher selling and administrative expenses in the software business resulted from selling and marketing expenses associated with LegalHouse sales, the establishment of a new position of President of the software business and $43,000 of expenses for the amortization of goodwill. Also, additional selling resources and selling activities occurred in the hardware maintenance business in an effort to capture new business. These increased selling expenses are expected to result in improved revenues in subsequent quarters.

The amount incurred for product development and engineering expenses, before taking into account amounts capitalized and amortized for software production costs, increased to 9.4% of total revenues in the first quarter of this year from 5.5% of total revenues in the first quarter of last year. This increase was a result of expenses incurred for the development of LegalHouse. The Company expects to realize increased levels of LegalHouse sales in subsequent quarters.

The reduction of interest expense to 0.9% of total revenues in the first quarter of this year from 1.3% of total revenues in the first quarter of the prior year was principally a result of the conversion of $333,000 in debt to common stock by BIS Partners in the fourth quarter of fiscal 1999. In addition, approximately $100,000 of principal payments were repaid to BIS Partners over the course of fiscal 1999.

The increase in the weighted average number of common shares outstanding primarily resulted from 383,000 shares issued for conversion of debt by BIS Partners and 219,000 shares sold for cash in the fourth quarter of fiscal 1999 and 150,000 shares issued upon the exercise of a portion of the $1.36 warrants in the first quarter of fiscal 2000.

YEAR 2000 COMPLIANCE
--------------------

The Company's Javelan and LegalHouse products are year 2000 compliant. Older software products previously licensed by the Company are not year 2000 compliant and there is no contractual obligation to bring them into compliance. Customers using these products have been notified that they are not year 2000 compliant. Javelan primarily utilizes operating systems obtained from Microsoft which the Company believes, based on information provided by Microsoft are year 2000 compliant or will be compliant by that time. Other third party software and hardware products that are integrated with Javelan continue to be tested for year 2000 issues. While no material issues have been found to date, the Company cannot fully predict the effects of the year 2000 with respect to these third party products.

In March 1999, the Company installed the Javelan product as a replacement for its accounting system, which was not year 2000 compliant. No material incremental costs over and above normal and ongoing expenditures for improvements in management information systems were incurred in enacting this replacement. All other internal hardware and software systems have been evaluated and those that have been identified as being non compliant are being modified, upgraded or replaced. The Company believes that it has the necessary resources to complete these changes and that the year 2000 issue will not pose significant operational problems for the Company.

The Company has contacted its major suppliers to assess their readiness for the year 2000. To date, the suppliers contacted have indicated that they are in compliance or expect to be compliant by the end of the year. The Company has multiple sources for products and services it requires and does not feel that any supplier would have a material adverse impact on the Company if they experienced year 2000 problems in their business operations.

The Company is continuing the evaluation of its non-information technology systems and equipment to determine those systems which are not year 2000 compliant. To date, no formal contingency plans have been developed to handle unexpected and non-contemplated year 2000 problems. However, based on the results of evaluations to date, the Company does not anticipate the need for such a plan nor that the cost associated with year 2000 issues will have a material adverse impact on its financial position, results of operations, or liquidity. While the Company believes its efforts are adequate to address its year 2000 concerns, there can be no guarantee that all internal systems, as well as those of third parties on which the Company relies upon, will be converted on a timely manner and will not have a material affect on the Company's operation.

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



                    BARRISTER INFORMATION SYSTEMS CORPORATION




Date:          August 13, 1999          By:  /s/   Henry P. Semmelhack
       ------------------------------      -------------------------------------
                                                   Henry P. Semmelhack
                                                          President
                                                             and
                                                   Chief Executive Officer




Date:          August 13, 1999          By:  /s/   Richard P. Beyer
       ------------------------------      -------------------------------------
                                                   Richard P. Beyer
                                                Vice President, Finance
                                               (Principal Financial Officer)