Form 10-Q
period 1999-09-30
BARRISTER INFORMATION SYSTEMS CORP
filed 1999-11-15
CIK 754128

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended      September 30, 1999

Commission File Number 0-14063

BARRISTER INFORMATION SYSTEMS CORPORATION
 (Exact name of Registrant as specified in its charter)

Delaware	16-1176561

(State or other jurisdiction of	(I.R.S. Employer

incorporation of organization)	Identification No.)

465 Main Street, Buffalo, New York	14203

(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code (716) 845-5010

Not Applicable

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

Yes X      No
—— —

Class	Outstanding at October 29, 1999

Common $.24 Par Value	11,662,486 Shares

BARRISTER INFORMATION SYSTEMS CORPORATION

PART II.	Other Information
	Item 6.	Exhibits and Reports on Form 8-K	14

PART I. FINANCIAL INFORMATION

BARRISTER INFORMATION SYSTEMS CORPORATION

Condensed Balance Sheets
(In Thousands)

	September 30,	March 31
	1999	1999

	(unaudited)
ASSETS

Cash	$159	$222

Accounts receivable	2,786	3,090

Service parts inventory	2,180	2,341

Prepaid expenses	28	50

Total current assets	5,153	5,703

Equipment and leasehold improvements, at cost	4,281	4,138

Less accumulated depreciation	3,659	3,555

Net equipment and leasehold Improvements	622	583

Software production costs	1,151	1,007

Goodwill	1,072	1,158

Other assets	178	255

	$8,176	$8,706

LIABILITIES AND SHAREHOLDERS’ EQUITY

Note payable to a related party	$120	$—

Current installments of long term debt	452	390

Accounts payable	1,094	1,108

Accrued compensation and benefits	890	832

Customer advances and unearned revenue	883	1,026

Other liabilities	46	51

Total current liabilities	3,485	3,407

Long-term debt, excluding current installments ($785 in September and $930 in March to a related party)	1,339	1,487

Shareholders’ equity:

Preferred stock	—	1,250

Common stock ($.24 par value)	2,805	2,134

Additional paid-in capital	22,849	21,964

Accumulated deficit	(22,302)	(21,536)

Total shareholders’ equity	3,352	3,812

	$8,176	$8,706

See accompanying notes to condensed financial statements.

BARRISTER INFORMATION SYSTEMS CORPORATION

Condensed Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three months ended

	Sept. 30	Sept. 25	Sept. 25
	1999	1998	1998

		(as restated)	(as originally
			reported)
Revenues:

Product sales	$222	$371	$410

Services	3,628	3,204	3,235

Total revenues	3,850	3,575	3,645

Costs and expenses:

Cost of product sales	18	79	109

Cost of services	2,723	2,317	2,384

Total cost of revenues	2,741	2,396	2,493

Selling, general and administrative expenses	993	844	856

Product development and engineering	257	143	143

Total costs and expenses	3,991	3,383	3,492

Operating earnings (loss)	(141)	192	153

Interest expense:

Related party	22	38	38

Other	11	11	11

Total interest	33	49	49

Net earnings (loss)	$(174)	$143	$104

Net earnings (loss) per common share basic and diluted	$(0.02)	$0.02	$0.01

Weighted average number of common shares outstanding:

Basic	9,560	8,225	8,225

Diluted	9,560	8,451	8,451

See accompanying notes to condensed financial statements.

BARRISTER INFORMATION SYSTEMS CORPORATION

Condensed Statements of Operations
(unaudited)
(In thousands, except per share data)

	Six months ended

	Sept. 30	Sept. 25	Sept. 25
	1999	1998	1998

		(as restated)	(as originally
			reported)
Revenues:

Product sales	$587	$756	$947

Services	6,873	6,580	6,611

Total revenues	7,460	7,336	7,558

Costs and expenses:

Cost of product sales	63	177	207

Cost of services	5,376	4,922	4,989

Total cost of revenues	5,439	5,099	5,196

Selling, general and administrative expenses	2,151	1,721	1,756

Product development and engineering	571	300	300

Total costs and expenses	8,161	7,120	7,252

Operating earnings (loss)	(701)	216	306

Interest expense:

Related party	45	78	78

Other	20	21	21

Total interest	65	99	99

Net earnings (loss)	$(766)	$117	$207

Net earnings (loss) per common share

Basic and diluted	$(0.08)	$0.01	$0.03

Weighted average number of common shares outstanding:

Basic	9,270	8,223	8,223

Diluted	9,270	8,337	8,459

See accompanying notes to condensed financial statements.

BARRISTER INFORMATION SYSTEMS CORPORATION

Statement of Shareholders’ Equity
(unaudited)
(In thousands)

			Additional
	Preferred	Common	paid-in	Accumulated
	stock	Stock	capital	Deficit	Total

Balance at March 31, 1999	$1,250	$2,134	$21,964	$(21,536)	$3,812

Sale of 271,250 net common shares	—	71	235	—	306

Conversion of preferred stock into 2,500,000 common shares	(1,250)	600	650	—	—

Net loss	—	—	—	(766)	(766)

Balance at September 30, 1999	$—	$2,805	$22,849	$(22,302)	$3,352

Common stock — 11,662,486 and 8,891,236 shares issued and outstanding at September 30,1999 and March 31, 1999 respectively.
See accompanying notes to condensed financial statements.

BARRISTER INFORMATION SYSTEMS CORPORATION

Condensed Statements of Cash Flows
(unaudited)
(In thousands)

	Six months ended

	Sept. 30	Sept. 25	Sept. 25
	1999	1998	1998

		(as restated)	(as originally
			reported)
Cash flows from operating activities:

Net income (loss)	$(766)	$117	$207

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation	104	79	79

Amortization of software production costs	207	153	153

Amortization of goodwill	86	—	—

Changes in current assets and liabilities:

Accounts receivable	312	919	697

Inventories	161	229	229

Prepaid expenses	22	(15)	(15)

Accounts payable	23	(399)	(338)

Accrued compensation and benefits	58	(282)	(211)

Customer advances and unearned revenues	(109)	(430)	(430)

Other liabilities	(5)	102	102

Net cash provided by operating activities	93	473	473

Cash flows from investing activities:

Additions to equipment and leasehold improvements	(143)	(80)	(80)

Additions to software production costs	(351)	(261)	(261)

Other assets	35	(188)	(188)

Net cash used in investing activities	(459)	(529)	(529)

Cash flows from financing activities:

Proceeds from long-term debt	100	—	—

Repayment of debt	(103)	(47)	(47)

Proceeds from sale of common stock	306	4	4

Net cash provided (used) by financing activities	303	(43)	(43)

Net decrease in cash	(63)	(99)	(99)

Cash at beginning of period	222	210	210

Cash at end of period	$159	$111	$111

Supplemental disclosure of cash flow information:

Interest paid	$25	$101	$101

See accompanying notes to condensed financial statements.

BARRISTER INFORMATION SYSTEMS CORPORATION

Notes to Condensed Financial Statements

      1. In the opinion of Management, the accompanying financial statements present fairly the financial position, results of operations and cash flows for the periods shown. The second quarter results for fiscal year 2000 are represented by the three months ended September 30, 1999. This period is comparable to the second quarter of fiscal 1999 which is represented by the thirteen weeks of operations ended Friday, September 25, 1998. During the fourth quarter of the fiscal year ended March 31, 1999, the Company recorded an adjustment to reverse all the revenue and defer the costs associated with a software sale contract having extended payment terms. Revenue and costs for this contract had originally been reported during the first three quarters of the year ended March 31, 1999. In connection with this reversal the Company has restated its operating results for each of the fiscal 1999 quarters. The effect of this restatement for the second quarter and first six months is separately set forth herein as applicable. The financial data included herein was compiled in accordance with the same accounting policies applied to the Company’s audited annual financial statements. Any adjustments made were of a normal recurring nature.

      The results of operations for the six month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

      2. Reportable segments are comprised as follows: Hardware maintenance services, generally on PC related equipment; Software licensing and software support services, predominantly to the legal industry; and Corporate operations.

	Three months ended		Six months ended

	Sept. 30 1999	Sept. 25 1998	Sept. 30 1999	Sept. 25 1998

		(as restated)		(as restated)
Hardware Maintenance

Total Revenues	$2,106	$2,271	$3,990	$4,715

Operating earnings	174	341	116	624

Software

Total Revenues	1,744	1,304	3,470	2,621

Operating earnings (loss)	84	249	(23)	394

Corporate

Operating expenses	(432)	(447)	(859)	(901)

      3. During the second quarter the Company obtained two $50,000 five year term loans from regional development agencies. One loan has specific and newly acquired assets pledged as collateral, and the second loan has a general collateral interest in the assets of the Company. Both loans carry interest at 7.75%.

      In September 1999 BIS Partners L.P. (BIS) agreed to convert $120,000 in past due amounts from the Company into a demand note bearing interest at prime plus 3.5%. BIS also modified certain financial covenants in the agreement. Further, BIS has agreed that it will not accelerate repayment of the term loan over the next twelve months.

      4. For the six month period ended September 30, 1999, 180,000 warrants were exercised at a price of $1.36 per share. 70,000 warrants remain outstanding at this price. None of the 450,000 warrants at an exercise price of $1.93 were exercised in the six month period.

      Per the Company’s 1998 stock incentive plan 25,000 options were granted, 104,593 options were exercised and 30,000 options were cancelled during the first six months of the current year. A portion of the options exercised during the first six months were paid for by employees with the delivery of common shares outstanding resulting in a reduction of 13,343 shares. At September 30, 1999, 651,335 options were outstanding of which 411,998 options were exercisable at that date.

      The Company’s 1999 stock incentive plan was approved by the shareholders in September 1999 and has 600,000 shares allocated to it. At September 30, 1999, 200,000 options were outstanding under the plan, none of which were exercisable at that date.

      5. On January 15, 1999 the Company acquired the assets of Icon Technology LLC (Icon) in exchange for 2,500 shares of preferred stock. The acquisition was accounted for as a purchase. The operating results of Icon are included in the statement of operations for the three and six month periods ended September 30, 1999. The pro forma results for the three and six month periods ended September 25, 1998, had the acquisition occurred at the beginning of the period, are as follows: Revenues of $3,855,000 and $7,851,000 respectively; Net earnings of $146,000 and $170,000 respectively; and Net earnings per common share, basic and diluted of $0.02.

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Financial Condition

      The Company experienced a net decrease in cash of $63,000 for the first six months of fiscal 2000. Cash used in investing activities of $459,000 was partially offset by proceeds from common stock sales of $306,000 and net cash provided by operating activities of $93,000. As a result, the Company’s cash balance decreased from $222,000 at March 31, 1999 to $159,000 at September 30, 1999.

      The principal cash requirements for fiscal 2000 continue to be investments in capitalized software estimated at $700,000 to $800,000, additions to equipment and leasehold improvements estimated at $300,000 to $400,000 and debt repayments. Scheduled debt repayments for fiscal 2000, excluding payments due BIS Partners, L.P., are approximately $190,000. The Company’s agreement with BIS Partners calls for monthly payments of principal and interest of $24,000 per month. As of September 30, 1999, BIS Partners agreed to convert $120,000 in past due amounts from the Company into a demand note bearing interest at prime plus 3.5%. All other scheduled debt repayments are current. The principal sources of cash for fiscal 2000 are $306,000 from the exercise of warrants and stock options, $100,000 in new five year term loans from regional development agencies and the expectation of positive cash from operating activities which is supported by approximately $800,000 in non cash expenses for depreciation and amortization. Other potential sources of cash are lease financing for certain capital additions required in the second half of the year, additional warrant exercises and a return to profitability. Although the Company incurred a loss in the first half of the year, expectations are for improved performance over the remainder of the year. This expectation is based on greater levels of marketing, selling and development resources being applied to the LegalHouse™ product, the sale of JavelanX™, the newest version of Javelan which operates on a firm’s wide area network or over the Internet, and increased selling and marketing resources being applied to the hardware maintenance business along with the deployment of the recently introduced Global Services Network™.

      If the Company is unsuccessful in increasing its revenues and generating a profit, or in obtaining lease financing for certain capital additions, there can be no assurance that it will be able to generate positive cash from operations or that sufficient cash will be available to meet its required needs and obligations. BIS Partners, L.P. has continued to support the Company’s cash requirements by agreeing to convert certain principal and interest payments due under their term loan agreement with the Company into a demand loan at September 30, 1999. No assurance can be provided that BIS Partners will be willing to continue to provide such support in the future.

Results of Operations

      For the quarter ended September 30,1999, total revenues increased 7.7% over the same quarter in 1998, with a net loss of $174,000 being incurred compared to net earnings of $143,000 in the second quarter of the prior year. For the six month period ended September 30, 1999, total revenues increased 1.7% compared with the six months ended September 25, 1998. The six month net loss was $766,000 compared to net earnings of $117,000 realized in the comparable period for the prior year. The losses incurred were primarily a result of increases in selling, general and administrative expenses and increases in product development and engineering expenses. The results for the first six months of the current year include the business activities of Icon Technology LLC (“Icon”) which were acquired in January 1999.

      Product sales decreased 40.2% for the comparable second quarters, and 22.4% for the comparable first six months. Reductions in the sales of Javelan®, the Company’s Windows™ based management software product were partially offset by sales of LegalHouse, the software product acquired from Icon. Margins on product sales improved based on the increased percentage of product sales that were comprised of Company developed software. Product sales can also include certain hardware and third party software products that are sold along with Javelan and LegalHouse sales. The Company continued to heavily invest in its web-based time and expense entry software named JavelanX and in significant enhancements to LegalHouse during the first six months of the current year. It is expected that these investments and on going investments in these two products will produce higher product sales in the third and fourth quarters.

      Services revenues increased 13.2% for the comparable second quarters and 4.5% for the comparable six month periods based on higher levels of software services. LegalHouse related services and general consulting services obtained from the acquisition of Icon, in addition to improved Javelan related services from a larger customer base, were the primary reasons for the increase in software services. While the company experienced reductions in revenues from its hardware maintenance business for the comparable periods, it did achieve growth in these revenues of approximately 12% from the first quarter to the second quarter of the current year. Global Services Network, which is a web-based service management system for providing real-time service call tracking, service call details, service histories, equipment life-cycle information and service performance information, has been instrumental in improving revenues. Current expectations are for improved revenues and operating earnings in future quarters.

      The cost of services increased as a percentage of services revenues to 75.1% from 72.3% for the comparable second quarters and to 78.2% from 74.8% for the comparable first six months. The drop in hardware related services revenues impacted margins since certain fixed expenses could not be reduced commensurate with the drop in revenues. While software related services revenues increased, margins were impacted by the addition of personnel to improve the management, administration and delivery of the services.

      Selling, general and administrative expenses were 25.8% of total revenues for the second quarter of this year compared to 23.6% for the comparable quarter last year. For the comparable six month periods, these expenses grew to 28.8% of total revenues from 23.5% the previous year. The principal reasons for these increases were additional selling resources and selling activities in the hardware maintenance business, the establishment of a new position of President of the software business and $86,000 of expenses for the amortization of goodwill.

      The amount incurred for product development and engineering expenses, before taking into account amounts capitalized and amortized for software production costs, increased to 9.8% of total revenues in the second quarter of this year from 5.6% of total revenues in the second quarter of last year. For the comparable six month periods, these expenses were 9.6% of total revenues compared to 5.6% of total revenues last year. These increases were a result of expenses incurred in the development of LegalHouse. The Company expects to realize increased levels of LegalHouse sales in the last two quarters of this year.

      For both the second quarter and the first six months of the current year, interest expense was 0.9% of total revenues. This was a decrease from 1.3% of total revenues in the prior year, principally as a result of the conversion of $333,000 in debt to common stock by BIS Partners in the fourth quarter of fiscal 1999. In addition, approximately $100,000 of principal payments were repaid to BIS Partners over the course of fiscal 1999.

      The increase in the weighted average number of common shares outstanding primarily resulted from 383,000 shares issued for conversion of debt by BIS Partners and 219,000 shares sold for cash in the fourth quarter of fiscal 1999, 180,000 shares issued upon the exercise of a portion of the $1.36 warrants in the first four months of fiscal 2000 and the conversion of all of the preferred stock into 2,500,000 shares of common stock on September 16, 1999 as approved by the shareholders at the Company’s annual meeting.

Year 2000 Compliance

      The Company’s Javelan and LegalHouse products are year 2000 compliant. Older software products previously licensed by the Company are not year 2000 compliant and there is no contractual obligation to bring them into compliance. Customers using these products have been notified that they are not year 2000 compliant. Javelan primarily utilizes operating systems obtained from Microsoft which the Company believes, based on information provided by Microsoft are year 2000 compliant or will be compliant by that time. Other third party software and hardware products that are integrated with Javelan have been tested for year 2000 issues. While no material issues have been found to date, the Company cannot fully predict the effects of the year 2000 with respect to these third party products.

      In March 1999, the Company installed the Javelan product as a replacement for its internal accounting system, which was not year 2000 compliant. No material incremental costs over and above normal and ongoing expenditures for improvements in management information systems were incurred in enacting this replacement. All other internal hardware and software systems have been evaluated and those that have been identified as being non compliant have been, or are being modified, upgraded or replaced. The Company believes that it has the necessary resources to complete these changes and that the year 2000 issue will not pose significant operational problems for the Company.

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

      The Company has completed the evaluation of its non-information technology systems and equipment to determine those systems which are not year 2000 compliant and implemented plans for replacement or modifications. To date, no formal contingency plans have been developed to handle unexpected and non-contemplated year 2000 problems. However, based on the results of evaluations to date, the Company does not anticipate the need for such a plan nor that the cost associated with year 2000 issues will have a material adverse impact on its financial position, results of operations, or liquidity. While the Company believes its efforts are adequate to address its year 2000 concerns, there can be no guarantee that all internal systems, as well as those of third parties on which the Company relies upon, will be converted on a timely manner and will not have a material affect on the Company’s operation.

Forward-looking Statement

      When used in this report, the words “expects”, “believes”, and “intends” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company’s business in the Company’s periodic reports on Form 10K and 10Q filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders
(a)	The Company’s Annual Meeting of Shareholders was held on September 16, 1999

(b)	At the Annual Meeting, the stockholders approved the following proposals, as recommended by management.

			Votes	Votes
		Votes	against	abstained
		for	or withheld	or unvoted
1.	Election of the following nominees for director:

	Henry P. Semmelhack	10,824,820	18,954	—

	James D. Morgan	10,824,820	18,954	—

	Richard P. Beyer	10,824,820	18,954	—

	Warren E. Emblidge, Jr.	10,824,820	18,954	—

2.	Approval of issuance of 2,500,000 shares of Common Stock on conversion of the Series E Preferred Stock.	8,446,863	31,253	2,365,628

3.	Approval of the 1999 Stock Incentive Plan.	8,403,689	74,285	2,365,800

4.	Ratification of independent auditors for the current fiscal year.	10,829,000	8,439	6,158

Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibit 27: Financial Data Schedule

(b)	Reports on Form 8-K: None

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRISTER INFORMATION SYSTEMS CORPORATION

Date:	November 12, 1999	By:	/s/ Henry P. Semmelhack
Henry P. Semmelhack President and Chief Executive Officer

Date:	November 12, 1999	By:	/s/ Richard P. Beyer
Richard P. Beyer Vice President, Finance (Principal Financial Officer)