Form 10-Q
period 1999-12-31
BARRISTER INFORMATION SYSTEMS CORP
filed 2000-02-14
CIK 754128

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended	December 31, 1999

Commission File Number	0-14063

BARRISTER INFORMATION SYSTEMS CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation of organization)	16-1176561 (I.R.S. Employer Identification No.)

465 Main Street, Buffalo, New York (Address of principal executive offices)	14203 (Zip Code)

Registrant’s telephone number, including area code	(716) 845-5010

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

Yes    X    No

Class	Outstanding at January 31, 2000

Common $.24 Par Value	11,798,856 Shares

BARRISTER INFORMATION SYSTEMS CORPORATION

INDEX

Page
Number

PART I. Financial Information

Item 1. Financial Statements

Condensed Balance Sheets at December 31, 1999 and March 31, 1999	3

Condensed Statements of Operations -

Three Months Ended December 31, 1999 and December 25, 1998	4

Condensed Statements of Operations -

Nine Months Ended December 31, 1999 and December 25, 1998	5

Statement of Shareholders’ Equity -

Nine Months Ended December 31, 1999	6

Condensed Statements of Cash Flows -

Nine Months Ended December 31, 1999 and December 25, 1998	7

Notes to Condensed Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K	14

PART I. FINANCIAL INFORMATION

BARRISTER INFORMATION SYSTEMS CORPORATION
Condensed Balance Sheets
(In Thousands)

	December 31,	March 31
	1999	1999

	(unaudited)
ASSETS

Cash	$157	$222

Accounts receivable	2,802	3,090

Service parts inventory	2,037	2,341

Prepaid expenses	26	50

Total current assets	5,022	5,703

Equipment and leasehold improvements, at cost	3,713	4,138

Less accumulated depreciation	3,099	3,555

Net equipment and leasehold Improvements	614	583

Software production costs	1,233	1,007

Goodwill	1,029	1,158

Other assets	159	255

	$8,057	$8,706

LIABILITIES AND SHAREHOLDERS’ EQUITY

Note payable to a related party	$192	$—

Current installments of long term debt	467	390

Accounts payable	1,413	1,108

Accrued compensation and benefits	658	832

Customer advances and unearned revenue	842	1,026

Other liabilities	58	51

Total current liabilities	3,630	3,407

Long-term debt, excluding current installments ($722 in December and $930 in March to a related party)	1,223	1,487

Shareholders’ equity:

Preferred stock	—	1,250

Common stock ($.24 par value)	2,831	2,134

Additional paid-in capital	22,964	21,964

Accumulated deficit	(22,591)	(21,536)

Total shareholders’ equity	3,204	3,812

	$8,057	$8,706

See accompanying notes to condensed financial statements.

BARRISTER INFORMATION SYSTEMS CORPORATION

Condensed Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three months ended

	Dec. 31	Dec. 25	Dec. 25
	1999	1998	1998

		(as restated)	(as originally
			reported)

Revenues:

Product sales	$291	$629	$629

Services	3,672	2,947	2,983

Total revenues	3,963	3,576	3,612

Costs and expenses:

Cost of product sales	—	117	117

Cost of services	2,893	2,382	2,418

Total cost of revenues	2,893	2,499	2,535

Selling, general and administrative expenses	980	865	869

Product development and engineering	342	141	156

Total costs and expenses	4,215	3,505	3,560

Operating earnings (loss)	(252)	71	52

Interest expense:

Related party	26	34	34

Other	11	12	13

Total interest	37	46	47

Net earnings (loss)	$(289)	$25	$5

Net earnings (loss) per common share Basic and diluted	$(0.02)	$0.00	$0.00

Weighted average number of common shares outstanding:

Basic	11,702	8,226	8,226

Diluted	11,702	8,418	8,418

See accompanying notes to condensed financial statements.

BARRISTER INFORMATION SYSTEMS CORPORATION

Condensed Statements of Operations
(unaudited)
(In thousands, except per share data)

	Nine months ended

	Dec. 31	Dec. 25	Dec. 25
	1999	1998	1998

		(as restated)	(as originally
			reported)

Revenues:

Product sales	$878	$1,385	$1,576

Services	10,545	9,527	9,594

Total revenues	11,423	10,912	11,170

Costs and expenses:

Cost of product sales	63	294	324

Cost of services	8,269	7,304	7,407

Total cost of revenues	8,332	7,598	7,731

Selling, general and administrative expenses	3,131	2,586	2,625

Product development and engineering	913	441	456

Total costs and expenses	12,376	10,625	10,812

Operating earnings (loss)	(953)	287	358

Interest expense:

Related party	71	112	112

Other	31	33	34

Total interest	102	145	146

Net earnings (loss)	$(1,055)	$142	$212

Net earnings (loss) per common share basic and diluted	$(0.10)	$0.02	$0.03

Weighted average number of common shares outstanding:

Basic	10,080	8,224	8,224

Diluted	10,080	8,364	8,445

See accompanying notes to condensed financial statements.

BARRISTER INFORMATION SYSTEMS CORPORATION

Statement of Shareholders’ Equity
Nine months ended December 31, 1999
(unaudited)
(In thousands)

			Additional
	Preferred	Common	paid-in	Accumulated
	stock	stock	capital	deficit	Total

Balance at March 31, 1999	$1,250	$2,134	$21,964	$(21,536)	$3,812

Sale of 405,920 common shares, net	—	97	350	—	447

Conversion of preferred stock into 2,500,000 common shares	(1,250)	600	650	—	—

Net loss	—	—	—	(1,055)	(1,055)

Balance at December 31, 1999	$—	$2,831	$22,964	$(22,591)	$3,204

Common stock — 11,797,156 and 8,891,236 shares issued and outstanding at December 31, 1999 and March 31, 1999 respectively.

See accompanying notes to condensed financial statements.

BARRISTER INFORMATION SYSTEMS CORPORATION

Condensed Statements of Cash Flows
(unaudited)
(In thousands)

	Nine months ended

	Dec. 31	Dec. 25	Dec. 25
	1999	1998	1998

		(as restated)	(as originally
			reported)

Cash flows from operating activities:

Net income (loss)	$(1,055)	$142	$212

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation	169	119	119

Amortization of software production costs	310	224	224

Amortization of goodwill	129	—	—

Changes in current assets and liabilities:

Accounts receivable	296	547	340

Inventories	304	449	449

Prepaid expenses	24	3	3

Other assets	—	(137)	—

Accounts payable	366	(280)	(280)

Accrued compensation and benefits	(33)	(81)	(81)

Customer advances and unearned revenues	(150)	(704)	(704)

Other liabilities	7	91	91

Net cash provided by operating activities	367	373	373

Cash flows from investing activities:

Additions to equipment and leasehold improvements	(200)	(87)	(87)

Additions to software production costs	(536)	(390)	(390)

Other assets	54	(1)	(1)

Net cash used in investing activities	(682)	(478)	(478)

Cash flows from financing activities:

Proceeds from long-term debt	100	156	156

Repayment of debt	(156)	(106)	(106)

Proceeds from sale of common stock	306	4	4

Net cash provided (used) by financing activities	250	54	54

Net decrease in cash	(65)	(51)	(51)

Cash at beginning of period	222	210	210

Cash at end of period	$157	$159	$159

Supplemental disclosure of cash flow information:

Interest paid	$39	$119	$119

See accompanying notes to condensed financial statements.

      BARRISTER INFORMATION SYSTEMS CORPORATION

Notes to Condensed Financial Statements

1. In the opinion of Management, the accompanying financial statements present fairly the financial position, results of operations and cash flows for the periods shown. The third quarter results for fiscal year 2000 are represented by the three months ended December 31, 1999. This period is comparable to the third quarter of fiscal 1999 which is represented by the thirteen weeks ended Friday, December 25, 1998. During the fourth quarter of the fiscal year ended March 31, 1999, the Company recorded an adjustment to reverse all the revenue and defer the costs associated with a software sale contract having extended payment terms. Revenue and costs for this contract had originally been reported during the first three quarters of the year ended March 31, 1999. In connection with this reversal the Company has restated its operating results for each of the fiscal 1999 quarters. The effect of this restatement for the third quarter and first nine months is separately set forth herein as applicable. The financial data included herein was compiled in accordance with the same accounting policies applied to the Company’s audited annual financial statements. Any adjustments made were of a normal recurring nature.

      The results of operations for the nine month period ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year.

2. Reportable segments are comprised as follows: Hardware maintenance services, generally on PC related equipment; Software licensing and software support services, predominantly to the legal industry; and Corporate operations.

	Three months ended		Nine months ended

	Dec. 31 1999	Dec. 25 1998	Dec. 31 1999	Dec. 25 1998

		(as restated)		(as restated)

Hardware Maintenance

Total revenues	$2,382	$1,884	$6,372	$6,599

Operating earnings	165	3	281	626

Software

Total revenues	1,591	1,692	5,061	4,313

Operating earnings (loss)	5	437	(18)	832

Corporate

Operating expenses	(412)	(369)	(1,206)	(1,171)

3. During the second quarter the Company obtained two $50,000 five year term loans from regional development agencies, repayable in sixty equal monthly installments. One loan has specific and newly acquired assets pledged as collateral, and the second loan has a general collateral interest in the assets of the Company. Both loans carry interest at 7.75%.

      In the current fiscal year BIS Partners L.P. (BIS) converted $192,000 in past due amounts from the Company into a demand note bearing interest at prime plus 3.5%. BIS also modified certain financial covenants in the term loan agreement. Further, BIS has agreed that it will not accelerate repayment of the term loan over the next twelve months.

4. For the nine month period ended December 31, 1999, 180,000 warrants were exercised at a price of $1.36 per share. 70,000 warrants remain outstanding at this price. None of the 450,000 warrants at an exercise price of $1.93 were exercised in the period.

      Per the Company’s 1989 stock incentive plan 59,000 options were granted, 104,593 options were exercised and 67,000 options were cancelled during the first nine months of the current year. A portion of the options exercised were paid for by employees with the delivery of common shares outstanding resulting in a reduction of 13,343 shares. At December 31, 1999, 648,335 options were outstanding of which 448,666 options were exercisable at that date.

      The Company’s 1999 stock incentive plan was approved by the shareholders in September 1999 and has 600,000 shares allocated to it. As of December 31, 1999, 337,000 options were granted, 30,000 options were cancelled, and 307,000 options were outstanding, none of which were exercisable at that date. In addition, 134,670 shares were issued under the plan as stock bonuses in payment for accrued incentives. This transaction was accounted for as a non-cash activity as of December 31, 1999.

5. On January 15, 1999 the Company acquired the assets of Icon Technology LLC (Icon) in exchange for 2,500 shares of preferred stock. The acquisition was accounted for as a purchase. The operating results of Icon are included in the statement of operations for the three and nine month periods ended December 31, 1999. The pro forma results for the three and nine month periods ended December 25, 1998, had the acquisition occurred at the beginning of the period, are as follows: Revenues of $3,868,000 and $11,719,000 respectively; Net earnings (loss) of ($41,000) and $129,000 respectively; and Net earnings per common share, basic and diluted of ($0.00) and $0.01 respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Company experienced a net decrease in cash of $65,000 for the first nine months of fiscal 2000. Cash used in investing activities of $682,000 and net repayment of debt of $56,000 were partially offset by proceeds from common stock sales of $306,000 and net cash provided by operating activities of $367,000. As a result, the Company’s cash balance decreased from $222,000 at March 31, 1999 to $157,000 at December 31, 1999.

The principal cash requirements for fiscal 2000 continue to be investments in capitalized software estimated at $700,000 to $800,000, additions to equipment and leasehold improvements estimated at $350,000 to $450,000 and debt repayments. Scheduled debt repayments for fiscal 2000, excluding payments due BIS Partners, L.P., are approximately $210,000. The Company’s agreement with BIS Partners calls for monthly payments of principal and interest of $24,000 per month. Through December 1999, BIS Partners agreed to convert $192,000 in past due amounts from the Company into demand notes bearing interest at prime plus 3.5%. All other scheduled debt repayments are current. The principal sources of cash for fiscal 2000 are $306,000 from the exercise of warrants and stock options, $100,000 in new five year term loans from regional development agencies and the expectation of positive cash from operating activities which is supported by approximately $800,000 in non cash expenses for depreciation and amortization. Another potential source of cash could be the exercise of additional warrants. In addition, certain planned capital additions in the fourth quarter of the year are expected to be obtained through lease financing. The Company continues to invest in enhancements to the LegalHouse™ product and in JavelanX™, the newest version of Javelan which operates on a firm’s wide area network or over the Internet. These investments are expected to produce higher product sales in future quarters. In addition, the Company’s hardware maintenance business is expected to achieve significant new business from the recently announced agreement with Pioneer-Standard Electronics, Inc., an international distributor of computer systems and electronic components, with revenues of $2.3 billion. The Company will be providing service and support on Intel-based systems and servers sold by Pioneer and its network of resellers on a nationwide basis. The deployment of the Company’s Global Services Network was instrumental to obtaining this agreement with Pioneer.

If the Company is unsuccessful in increasing its revenues and generating a profit, or in obtaining lease financing for certain capital additions, there can be no assurance that it will be able to generate positive cash from operations or that sufficient cash will be available to meet its required needs and obligations. BIS Partners, L.P. has continued to support the Company’s cash requirements by agreeing to convert certain principal and interest payments due under their term loan agreement with the Company into demand loans. No assurance can be provided that BIS Partners will be willing to continue to provide such support in the future.

Results of Operations

For the quarter ended December 31, 1999, total revenues increased 10.8% over the same quarter in 1998, with a net loss of $289,000 being incurred compared to net earnings of $25,000 in the third quarter of the prior year. For the nine month period ended December 31, 1999, total revenues increased 4.7% compared with the nine months ended December 25, 1998. The nine month net loss was $1,055,000 compared to net earnings of $142,000 realized in the comparable period for the prior year. The losses incurred were primarily a result of increases in selling, general and administrative expenses, increases in product development and engineering expenses and lower levels of product sales. The results for the first nine months of the current year include the business activities of Icon Technology LLC (“Icon”) which were acquired in January 1999.

Product sales decreased 53.7% for the comparable third quarters, and 36.6% for the comparable first nine months. Reductions in the sales of Javelan®, the Company’s Windows™ based management software product were partially offset by sales of LegalHouse, the software product acquired from Icon. Margins on product sales improved based on the increased percentage of product sales that were comprised of Company developed software. Product sales can also include certain hardware and third party software products that are sold along with Javelan and LegalHouse sales. The Company continued to heavily invest in its web-based time and expense entry software named JavelanX and in significant enhancements to LegalHouse during the first nine months of the current year. It is expected that these investments and ongoing investments in these two products will produce higher product sales in future quarters.

Services revenues increased 24.6% for the comparable third quarters based on an increase in hardware related time and materials services from a number of installation and hardware upgrade projects and from LegalHouse related services obtained from the acquisition of Icon. The 10.7% increase in services revenues for the comparable nine month period was a result of higher levels of software services from both LegalHouse and Javelan related services. Current expectations are that hardware services will continue to grow based on revenues anticipated from the recent agreement with Pioneer-Standard Electronics, Inc. and through the use of the Global Services Network, which is a web-based service management system for providing real-time service call tracking, service call details, service histories, equipment life-cycle information and service performance information. A decline in software services is expected based on the lower levels of product sales realized in the last nine months since product sales are a principal driver of software services revenues.

The cost of services decreased as a percentage of services revenues from 80.8% to 78.8% for the comparable third quarter. However, these costs increased as a percentage of services revenues from 76.7% to 78.4% for the comparable first nine months. The drop in hardware related service revenues for the comparable nine month periods impacted margins since certain fixed expenses could not be reduced commensurate with the drop in revenues. While software related services revenues increased, margins were impacted by the addition of personnel to improve the management, administration and delivery of the services.

Selling, general and administrative expenses were 24.7% of total revenues for the third quarter of this year compared to 24.2% for the comparable quarter last year. For the comparable nine month periods, these expenses grew to 27.4% of total revenues from 23.7% the previous year. The principal reasons for these increases were additional selling expenses in the hardware maintenance business, the establishment of a new position of President of the software business and $129,000 of expenses for the amortization of goodwill.

The amount incurred for product development and engineering expenses, before taking into account amounts capitalized and amortized for software production costs, increased to 10.7% of total revenues in the third quarter of this year from 5.6% of total revenues in the third quarter of last year. For the comparable nine month periods, these expenses were 10.0% of total revenues compared to 5.6% of total revenues last year. These increases were a result of expenses incurred in the development of LegalHouse.

For both the third quarter and the first nine months of the current year, interest expense was 0.9% of total revenues. This was a decrease from 1.3% of total revenues in the prior year, principally as a result of the conversion of $333,000 in debt to common stock by BIS Partners in the fourth quarter of fiscal 1999. In addition, approximately $100,000 of principal payments were repaid to BIS Partners over the course of fiscal 1999.

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

BARRISTER INFORMATION SYSTEMS CORPORATION

Date:	February 10, 2000	By:	/s/ Henry P. Semmelhack
Henry P. Semmelhack President and Chief Executive Officer

Date:	February 10, 2000	By:	/s/ Richard P. Beyer
Richard P. Beyer Vice President, Finance (Principal Financial Officer)