Form 10-K
period 2000-03-31
BARRISTER GLOBAL SERVICES NETWORK INC
filed 2000-06-29
CIK 754128

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                         COMMISSION FILE NUMBER 0-14063

                     BARRISTER GLOBAL SERVICES NETWORK, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                      16-1176561
(State or other jurisdiction of                     (I.R.S. Employer
incorporation of organization)                        Identification No.)

                  290 ELLICOTT STREET, BUFFALO, NEW YORK 14203
             (Address of principal executive offices, including ZIP
                                      code)

       Registrant's telephone number, including area code: (716) 845-5010

         SECURITIES REGISTERED PURSUANT TO SECTION (b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

     Title of Each Class           Name of each exchange on which registered
     -------------------           -----------------------------------------
  Common Stock, $.24 par value              American Stock Exchange

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

       The aggregate market value of Common Stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on June 2, 2000 was approximately $6.9 million.

       The number of shares outstanding of the Registrant's common stock, $.24 par value, was 11,883,556 at June 2, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 12, 2000, are incorporated by reference in Part III.

FORWARD-LOOKING STATEMENT

       When used in this report, the words "expects", believes" and "intends" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business in the Company's periodic reports filed with the Securities and Exchange Commission.

                                     PART I

ITEM 1.    BUSINESS

GENERAL

       The Company was formed in 1972 as the Office Automation Division of Comptek Research, Inc. ("Comptek"). On March 26, 1982, the division was incorporated under the laws of New York and was spun off to the Comptek shareholders as a separate company, named Barrister Information Systems Corporation. In July 1985, the Company sold shares of its common stock in its initial public offering. The Company's shares are currently traded on the American Stock Exchange. In December, 1997 the Company reincorporated under the laws of Delaware. On May 5, 2000 the Company was renamed Barrister Global Services Network, Inc.

       The Company's headquarters are at 290 Ellicott Street, Buffalo, New York 14203, telephone 716-845-5010. In addition, the Company has a number of sales and services offices throughout the United States.

       During fiscal 2000, the Company operated as two business segments:
Equipment Maintenance Services and Software. On May 5, 2000, the Company sold substantially all of the assets of its Software Business to Keystone Solutions US, Inc. ("Keystone") a wholly owned subsidiary of Keystone Software PLC. For the fiscal year ended March 31, 2000, the Company's Software Business is being reported as a discontinued operation.

EQUIPMENT MAINTENANCE SERVICES BUSINESS

       From the mid-1970's to about 1989, the Company manufactured mini-computers and other equipment as part of the Barrister System, sold principally to the law firm market. A nationwide organization was established to support these clients and maintain the Barrister equipment.

       When the Company stopped manufacturing mini-computers, the service organization continued to support the Barrister customers and implement a strategy to diversify into the maintenance of desktop computer equipment. In 1989, 100% of service revenues came from the maintenance of Barrister mini-computers and equipment. Today nearly 100% of equipment maintenance services derive from desktop equipment.

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

       In 1998, the Company took the initiative and developed and licensed several software modules and integrated them into an Internet-based software system which provides unique and innovative ways to provide and manage equipment maintenance services to its clients. This integrated software system is called the Barrister Global Service Network (GSN) and allows for clients anywhere in the world to view the status of service calls using the Internet. Further, the system provides management information to client and company managers responsible for service delivery. Finally, GSN provides a mechanism over the Internet to transmit service requests to third party subcontractors, to monitor and manage those service calls and to measure service delivery performance. The ability to manage third party service providers and provide summary management information is a unique and powerful capability. This capability has received favorable comment as a valuable value-added service from clients and prospects. It is anticipated this capability will lead to substantial positive changes in the national service delivery process.

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

       Sales of services are the result of a direct sales force focused on this market. A variety of service plans are offered which cover a long list of OEM micro-computer products. In addition, the Company has established business relationships with companies such as Pioneer-Standard Electronics, Inc., IBM Corporation, Amherst Computer Products, Amdahl Corporation and Entex Information Services, Inc. to provide services on a contractual basis.

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

 SERVICES COMPETITION

       Providing maintenance and repair depot services to clients is also a highly competitive business. The principal competitive factors are price, expertise, reputation and geographic location of staff. The market for hardware maintenance services is very large; it encompasses all businesses, is highly price competitive, has low technological barriers to entry and the equipment serviced has short product life cycles. The Company competes with numerous organizations which can provide similar maintenance services, many of which are substantially larger, better known and have substantially greater name recognition and financial, marketing, technical and personnel resources than the Company. The Company believes it distinguishes itself by its unique use of the Barrister Global Services Network, by which it manages equipment maintenance services using the Internet, and by providing services on a dependable and cost effective basis to customers with multiple locations throughout the U.S.

MAJOR BUSINESS RELATIONSHIPS

       The Company does substantial business with two customers:
Pioneer-Standard Electronics, Inc. ("Pioneer") and IBM Corporation ("IBM"). Revenues generated from each of these customers amounted to approximately 10% of revenues in fiscal 2000. Currently, the business with Pioneer is through a subcontract arrangement. In February, 2000 an additional agreement was reached with Pioneer to provide nationwide support on Intel-based systems and servers that Pioneer distributes to Value-Added Resellers (VARs), Original Equipment Manufacturers (OEMs) and end users. The IBM business is through a number of hardware maintenance subcontracts to provide service to IBM's customers. These subcontracts are generally renewable on an annual basis with 30 day cancellation rights.

SOFTWARE BUSINESS

       During fiscal 2000 and in prior years, the Company operated a Software Business which is being reported as discontinued operations, due to the sale to Keystone. The Software Business segment focused on the development, marketing, licensing and installation of software for law firms, accounting firms, consultants and departments of Fortune 1000 companies. The majority of the staff for this business were located in Buffalo, New York with a development office in San Rafael, California.

       The principal products of the Software Business were Javelan, Javelan Select, Javelan X and LegalHouse. These products used desktop computing and client server architecture to provide the functions necessary for law firm management, management reporting and budgeting. Sales of these products could occur from time to time and were not predictable. As a result, the Company's performance could change dramatically from quarter to quarter.

       The markets for these software products were characterized by rapid technical changes which required ongoing development. Expenditures for product development and engineering, before taking into account amounts capitalized and amortized for software production costs, were $1,537,000, $904,000 and $842,000 in fiscal 2000, 1999 and 1998 respectively.

       The Company competed with many other companies engaged in the business of providing software and services to the legal market. Certain of these companies were substantially larger and had substantially greater name recognition and financial, marketing, technical and personnel resources than the Company. The Company believed that the principal competitive factors affecting a law office's choice of data processing systems were product quality, performance and reliability, compatibility with industry standards, the ability to provide ongoing, long-term customer service and support, hardware and software features, ease of use, upgrading capabilities, customer training, system flexibility, company financial stability, name recognition of product and company.

INDUSTRY SEGMENTS

       The following table is a summary of information relating to the Company's operations in its two industry segments for each of the Company's last three fiscal years. This information excludes corporate expenses which are not allocated to the segments. The discontinued operations refers to the Company's Software Business.


                                                             2000              1999               1998
                                                             ----              ----               ----
                                                                           (in thousands)

          Revenues:
             Equipment Maintenance Services            $      8,476        $     8,590      $    11,955
             Discontinued Operations                          6,456              6,404            5,110

        Operating Earnings (Loss):
             Equipment Maintenance Services                     (30)               510            1,083
             Discontinued Operations                           (163)             1,169              753

        Identifiable Assets:
             Equipment Maintenance Services                   2,965              3,861            4,942
             Discontinued Operations                          3,817              4,495            2,128

EMPLOYEES

       On March 31, 2000, the Company had 172 full-time employees and 9 part-time employees. Of these employees, 111 full-time and 4 part-time will remain with the ongoing business and the other employees were hired by Keystone effective May 6, 2000. None of the Company's employees is represented by a labor union and the Company has had no work stoppages. The Company believes that employee relations are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

       The following sets forth certain information with respect to the executive offices of the Company as of June 16, 2000:

       Henry P. Semmelhack, 63, has served as the Company's Chairman of the Board of Directors, Chief Executive Officer and President since its incorporation in 1982. He was one of the founders of Comptek, and currently serves as a Director of Comptek. Previously, he served as Comptek's Chairman of the Board, Chief Executive Officer and President.

       Richard P. Beyer, 53, became Vice President-Finance, Treasurer and a Director of the Company in 1982 following its incorporation. He joined Comptek in 1974 and served as its Vice President-Finance and Treasurer.

       David L. Blankenship, 43, joined the Company in October, 1997 as its Vice President of Services Operations. He was promoted to Senior Vice President of Services Operations in May, 2000. Previously, he was President of Mill Street Recycling, Inc., a division of SCS Group, L.C. He also has been involved in companies which he founded, involving construction, mining and trucking.

       As of the end of fiscal 2000, the following individuals were also executive officers of the Company and have joined Keystone as of May 6, 2000:

       Mark C. Donadio             Vice President, Secretary and General Counsel
       Thomas W. Jones             Vice President, LegalHouse Development
       Jay S. Moeller              President, Software Division
       Mark J. Phillips            Vice President of Sales
       Susan T. Robinson           Vice President, Software Operations

ITEM 2.    PROPERTIES

       The Company currently leases all the facilities used in its business. The Company is headquartered in Buffalo, New York and currently leases approximately 35,000 square feet in a separate facility located at 290 Ellicott Street. Other office locations, which are used for regional sales offices and for servicing activities are as follows:

       New York, New York               Atlanta, Georgia
       Hartford, Connecticut            Arlington, Virginia
       Boston, Massachusetts            Richmond, Virginia
       Cleveland, Ohio

       Leases for the Company's other Buffalo facility located at 465 Main Street and certain other sales and development offices used by the Software Business were assumed by Keystone as of May 6, 2000.

ITEM 3.    LEGAL PROCEEDINGS

       In the opinion of management, there are no claims or litigation pending to which the Company is a party which could have a material adverse effect on the Company's financial condition or statement of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 2000.

       A special meeting of security holders was held on May 5, 2000 to vote on and approve the sale of the Company's Software Business and assets to Keystone Solutions US, Inc. and to change the Company's name to Barrister Global Services Network, Inc. Both resolutions were passed with more than the required majority vote.

                                     PART II

ITEM 5. MARKET FOR REGISTRATION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Company's common stock is traded on the American Stock Exchange under the symbol "BIS". The price ranges as reported by AMEX applicable to the common shares during each quarter of the years ended March 31, 2000 and March 31, 1999, are as follows:


                                               2000                                      1999
                                      ------------- -------------            ---------- -----------
                                           High           Low                    High        Low
                                           ----           ---                    ----        ---
       First Quarter                      4 5/8         1 1/4                   1 1/2      15/16
       Second Quarter                     3             1 7/16                  1 1/4      7/8
       Third Quarter                      1 13/16         15/16                 1 1/8      13/16
       Fourth Quarter                     2 1/2           15/16                 2          3/4

       The Company's common stock was held by approximately 361 shareholders of record as of June 15, 2000.

       The Company has not paid any cash dividends on its common stock and the board of directors intends to follow a policy of retaining earnings for use in the business. Under the Company's loan agreement with BIS Partners, L.P., the payment of dividends is prohibited without the lender's consent. Accordingly, it is not anticipated that cash dividends will be paid to holders of common stock in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA


                                                                               Year Ended March 31
                                                      ------------------------------------------------------------------
                                                             2000       1999            1998         1997          1996
                                                      ------------------------------------------------------------------
                                                                    (In thousands, except per share amounts)
Statement of Operations Data: (1)
   Revenues                                               $    8,476   $    8,590   $  11,955    $    9,538  $    10,292
   Net loss from continuing operations                          (600)      (1,161)       (730)       (1,202)      (1,134)
   Net loss per common share from
     continuing operations:
       Basic and diluted                                        (.06)        (.14)       (.09)        (.15)        (.18)

Balance Sheet Data at Year End:  (1)
   Working capital                                             1,546        2,296       2,271         2,367        2,929
   Total assets                                                7,556        7,961       6,998         6,630        6,812
   Long-term debt                                                791        1,134       1,395         1,504        1,392
   Stockholders' equity                                        3,552        3,812       1,993         1,952        2,337

(1) All prior years have been restated to reflect discontinued operations consistent with the fiscal 2000 presentation. The discontinued operation is more fully discussed in note 2 to the financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANANLYSIS OF FINANCIAL CONTIION AND RESULTS OF OPERATIONS

GENERAL

       Barrister Global Services Network, Inc. (the "Company") (formerly Barrister Information Systems Corporation) is a provider of multi-vendor computer equipment maintenance services with warranty authorizations for over 20 manufacturers and provides services for over 200 different manufacturers. The Company provides its customers with unusual value and powerful online information through its Global Service Network, a unique web-based service management system. A wide variety of services are offered, from on-site, mission-critical equipment services to depot repair, with services currently being provided in thousands of locations throughout North America. The Company provides national service delivery through centralized administration and computerized logistics; equipment repair both during and after equipment warranty periods; and cost-effective repairs through in-house repair expertise. Business is generated through direct sales to end-users, subcontracts from other companies, contracts with computer resellers to provide maintenance services to their customers and most recently from a contract with a national distributor of computer equipment. The market for hardware maintenance services is very large; it encompasses all businesses, is highly price competitive, has low technological barriers to entry and the equipment serviced has short product life cycles.

       The Company also operated a software business which was focused on the development, marketing, licensing and installation of software for law firms, accounting firms, consultants and departments of Fortune 1000 companies. On April 5, 2000, the Company and Keystone Solutions US, Inc. signed an Asset Purchase Agreement for the sale of substantially all of the assets of the Company's software business. The asset sale will allow the Company's management to concentrate attention and financial resources on its computer equipment maintenance services business.

       For financial reporting purposes, the Company's software business is being reported as a discontinued operation. The following discussion and analysis of operations and financial condition pertain to the Company's equipment maintenance services business, which constitute the continuing operations. A separate section labeled Discontinued Operations is included at the end of this discussion and pertains to the disposal of the software business.

RESULTS OF OPERATIONS

       The 1.3% decrease in revenues for fiscal 2000 as compared to 1999 resulted from decreased revenues from hardware maintenance contracts. An increase in revenues from time and material services, principally from a number of installation and hardware upgrade projects, partially offset this decrease. Non renewal and cancellations of contracts during the year, including a large contract in the third quarter, offset new business captured. The Company did experience an increase in new maintenance contracts towards the end of the year. These contracts plus revenues anticipated from the agreement with Pioneer-Standard Electronics, Inc. to provide warranty services on various equipment sold by this $2.4 billion distributor, have created expectations of significant increases in contract maintenance revenues in fiscal 2001. The Company's Global Services Network, which is a web-based service management system for providing real-time service call tracking, service call details, service histories, equipment life-cycle information and service performance information was instrumental in obtaining the Pioneer agreement. It is expected that other new business will result from the marketing of the capabilities of the Global Services Network.

       Revenues for fiscal 1999 decreased 28.1% as compared to 1998. This was caused by decreased revenues from hardware maintenance contracts and time and materials services. The drop in these revenues was a result of three factors. First, all work for CIC Systems, Inc. was halted in March 1998. Revenues from CIC amounted to approximately $1,200,000 in fiscal 1998. Second, IBM reduced the amount of subcontracts for hardware services that it was providing to the Company. As a result, revenues from IBM, the Company's largest customer, dropped from 24% of revenues in fiscal 1998 to 17% of revenues in fiscal 1999. IBM's contract with the Company has a provision that stipulates that IBM is able to terminate any of its contracts by providing thirty days advance notice. Third, other contract expirations exceeded new business generated.

       The cost of services increased as a percentage of revenues from 81.2% in fiscal 1999 to 84.4% in 2000. The primary reason for this increase was an increase in subcontract services used for a number of installation and hardware upgrade projects in the second half of fiscal 2000. The cost of services also increased as a percentage of revenues from 80.6% in fiscal 1998 to 81.2% in 1999. The large drop in revenues impacted margins since certain fixed expenses could not be reduced commensurate with the drop in revenues. Cost of services includes provision for service parts inventory deemed to be no longer repairable or excess to the Company's needs based on actual and projected service revenues. The amount of such charges were $900,000, $942,000 and $900,000 for 2000, 1999 and 1998, respectively.

       The increase in selling, general and administrative expenses as a percentage of revenues from 30.2% in fiscal 1999 to 34.5% in 2000 was principally a result of higher commission expenses and the increase in the allowance for doubtful accounts. These expenses also increased as a percentage of revenues from 24% in fiscal 1998 to 30.2% in 1999. This increase resulted from a decrease in revenues for the comparative periods. Expense reductions of approximately 9.4% were realized in fiscal 1999 primarily from lower commission expenses. Selling, general and administrative expenses include all of the corporate expenses since these expenses were not previously allocated to the Company's two segments and the amount of reduction in these expenses, if any, could not be determined.

       Interest expense amounted to 1.7%, 2.1% and 1.6% of revenues for fiscal 2000, 1999 and 1998, respectively. The decrease in interest expense for fiscal 2000 was principally a result of the conversion of $333,000 in debt to common stock by BIS Partners in the fourth quarter of fiscal 1999. The increase in interest expense as a percentage of revenues in fiscal 1999 compared to fiscal 1998 was a result of lower revenues in fiscal 1999 as the amount of interest expense remained constant.

       No current tax expense or benefit was recorded for any of the years in the three year period ended March 31, 2000 due to the operating losses incurred. No deferred taxes were recorded in 1999 or 1998 since changes in the net deferred tax asset were fully offset by changes in the valuation allowance. The deferred tax benefit recorded in 2000 is based on the amount of deferred tax assets which are expected to be realized. Realization of the asset has been determined by a projection of taxable income in fiscal 2001. Taxable income in fiscal 2001 will be largely determined by the expected gain on sale of the software business which will approximate $6,200,000. The Company expects to utilize a significant portion of its net operating loss carryforwards to offset this gain. The valuation allowance remaining at March 31, 2000 represents managements estimate of unused operating loss carryforwards remaining at March 31,2001 and net deductable temporary differences at that date which are not expected to be realizable by carryback to fiscal 2001.

DISCONTINUED OPERATIONS

       The income (loss) from discontinued operations consists of the Company's software business which was sold to Keystone on May 5, 2000. Additional operating losses are expected for the period from April 1, 2000 through May 5, 2000 and will be recognized as part of the overall expected pre-tax gain of $3.4 million from the sale in the first quarter of fiscal 2001. The Company will realize net cash proceeds of approximately $6.6 million from the sale. The pre-tax gain and net cash proceeds will be increased by amounts realized from the $800,000 placed in escrow at the closing.

       Revenues for discontinued operations for the year ended March 31, 2000 increased by 1.2% as compared to the prior year. However, product sales were lower by approximately $850,000, a reduction of 41.5% from the prior year. It is believed that both current and prospective customers delayed buying decisions based on their concerns over Y2K issues. This reduction had a significant impact on earnings since margins on product sales generally exceed 80%. Software services revenues increased by approximately $925,000, an increase of 21.3% over the prior year. This increase was largely attributed to LegalHouse related services. The LegalHouse product was obtained from the acquisition of Icon Technology LLC ("Icon") in January 1999. A full year of LegalHouse revenues was recorded in fiscal 2000 compared to only three months in 1999. The cost of providing services increased from 64.7% in fiscal 1999 to 69.2% in 2000. Higher costs associated with the delivery of LegalHouse related services including costs associated with the transition of various resources from Javelan to LegalHouse was the primary reason for this increase.

       Selling, general and administrative expenses increased from 22.6% of revenues for discontinued operations in fiscal 1999 to 25.8% in the year ended March 31, 2000. This increase was due to the establishment of a new position of President of the software business and a full year of expenses for the amortization of goodwill associated with the Icon acquisition which amounted to $171,000. The significant increase of approximately $560,000 in expenditures for product development and engineering that occurred in fiscal 2000 when compared to 1999 was primarily a result of expenses incurred in the enhancement of LegalHouse.

       Revenues for discontinued operations for the year ended March 31, 1999 increased by 25.3% as compared to fiscal 1998. Product sales grew by 17.2% with margins on these sales remaining constant at approximately 85%. Software services revenues increased by 29.6%, however, margins decreased as the cost of providing these services went from 57.9% in fiscal 1998 to 64.7% in fiscal 1999. This cost increase was principally due to the addition of personnel to improve the management, administration and delivery of the services.

       Selling, general and administrative expenses decreased as a percentage of revenues from discontinued operations from 27.0% in fiscal 1998 to 22.6% in 1999. This decrease was based on reductions in certain operating expenses of the selling organization at the same time that revenues grew 25.3%. Product development and engineering expenses decreased as a percentage of revenues from discontinued operation from 15.2% in fiscal 1998 to 10.5% in 1999. This decrease was a result of a higher portion of expenditures qualifying for capitalization as software production costs and the increase in revenues for the comparable years.

LIQUIDITY AND CAPITAL RESOURCES

       The Company experienced a net decrease in cash from continuing operations of $460,000 during fiscal 2000. The principal source of cash was $315,000 from the sale of common stock and $100,000 in proceeds from long-term debt. Principal uses of cash during the year were $676,000 in net cash used by operating activities and additions to equipment and leasehold improvements of $154,000. The net cash used by operating activities was a result of the pre-tax net loss incurred which was partially offset by positive benefits from reductions in receivables and inventories. In fiscal 1999, the Company experienced a net decrease in cash from continuing operations of $405,000. Principal uses of cash during the year were net cash used by operating activities of $316,000, additions to equipment and leasehold improvements of $222,000 and net repayment of long-term debt of $95,000. These uses were partially offset by $228,000 in proceeds from the sale of common stock. In fiscal 1998, the Company experienced a net decrease in cash from continuing operations of $775,000. This resulted primarily from net cash used by operating activities of $705,000 which was a result of the net loss incurred.

       The principal cash requirements expected for fiscal 2001 are additions to equipment and leasehold improvements which are expected to increase over amounts spent in prior years, primarily for a telephone system and computer equipment. Debt repayments, including repayment of notes totaling $564,000 with proceeds from the sale of the software business, should approximate $878,000. Cash proceeds of approximately $6,600,000 received from the sale of the software business in May 2000 will be sufficient to cover working capital, capital expenditure requirements and debt repayments in fiscal 2001.

NEW ACCOUNTING STANDARDS

       The Company will adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" for the fiscal quarter beginning April 1, 2001. SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments. The Company does not enter into hedging transactions or acquire derivative instruments, accordingly, SFAS No. 133 will have no impact on the financial statements.

         In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25." The adoption of this interpretation, effective July 1, 2000, is not expected to have a material impact on the Company's financial statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       The Company, in the normal course of business, has exposure to interest rate risk from its long term debt obligations that have variable interest rates based on prime. The Company does not believe that its exposure to fluctuations in interest rates is material. A 10% change in the interest rate utilized on these long term debt obligations would have produced approximately $12,000 in additional interest expense for the fiscal year ended March 31, 2000.

       Due to the immateriality of the above noted market risk, the Company has decided not to utilize any form of financial instrument as a hedge against this risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE                                  PAGE
       Independent Auditors' Report ....................................................................    12

       Balance Sheets as of March 31, 2000 and 1999.....................................................    13

       Statements of Operations for the years ended March 31, 2000, 1999 and 1998.......................    14

       Statements of Stockholders' Equity for the years ended March 31, 2000, 1999 and 1998.............    15

       Statements of Cash Flows for the years ended March 31, 2000, 1999, and 1998......................    16

       Notes to Financial Statements....................................................................    17

       Financial Statement Schedule II - Valuation and Qualifying Accounts..............................    29

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Barrister Global Services Network, Inc.
(formerly Barrister Information Systems Corporation):

We have audited the accompanying balance sheets of Barrister Global Services Network, Inc. as of March 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2000. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in Item 14(d) of the annual report on Form 10K for the fiscal year ended March 31, 2000. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Barrister Global Services Network, Inc. as of March 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/KPMG LLP
Buffalo, New York
June 26, 2000

BARRISTER GLOBAL SERVICES NETWORK, INC.
BALANCE SHEETS

(In thousands, except share data)


                                                                                               March 31
                                                                                   ----------------- -----------------
                                                                                          2000                 1999
                                                                                   ----------------- -----------------
ASSETS (notes 2 & 3)

CURRENT ASSETS:
   Cash                                                                            $       161       $         222
   Accounts receivable, less allowance for doubtful accounts of
       $250 in  2000 and $145 in 1999                                                      934               1,261
   Service parts inventory                                                               1,734               2,341
   Prepaid expenses                                                                          9                  26
   Deferred income taxes (note 6)                                                        1,146                   -
   Net current assets of discontinued operations                                           775               1,461
                                                                                   -----------       -------------
                Total current assets                                                     4,759               5,311
                                                                                   -----------       -------------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, AT COST:
   Computer and other equipment                                                          1,385               1,453
   Furniture and fixtures                                                                  947                 947
   Leasehold improvements                                                                  246                 247
                                                                                   -----------       -------------
                                                                                         2,578               2,647
   Less accumulated depreciation                                                         2,219               2,318
                                                                                   -----------       -------------
                Net equipment and leasehold improvements                                   359                 329
                                                                                   -----------       -------------
OTHER ASSETS                                                                                25                  32
NET NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS                                        2,413               2,289
                                                                                   -----------       -------------
                                                                                   $     7,556       $       7,961
                                                                                   ===========       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Note payable (to a related party, note 3)                                       $       264       $           -
   Current installments of long-term debt
       ($314 in 2000 and $203 in 1999 to a related party, note 3)                          443                 309
   Accounts payable                                                                      1,075               1,108
   Accrued compensation and benefits                                                       678                 705
   Customer advances and unearned revenue                                                  698                 842
   Other accrued expenses                                                                   55                  51
                                                                                   -----------       -------------
                Total current liabilities                                                3,213               3,015
                                                                                   -----------       -------------
LONG-TERM DEBT, EXCLUDING CURRENT INSTALLMENTS
       ($620 in 2000 and $930 in 1999 to a related party, note 3)                          791               1,134
STOCKHOLDERS' EQUITY (notes 3, 4 and 8):
   Preferred stock, authorized 2,000,000 shares, 2,500 convertible
       shares issued and outstanding in 1999                                                 -               1,250
   Common stock, $.24 par value.  Authorized 20,000,000 shares;
       11,856,556 and 8,891,236 shares issued and outstanding
       in 2000 and 1999, respectively                                                    2,846               2,134
   Additional paid-in capital                                                           23,005              21,964
   Accumulated deficit                                                                 (22,299)            (21,536)
                                                                                   ------------      --------------
                Total stockholders' equity                                               3,552               3,812
                                                                                   -----------       -------------
COMMITMENTS AND CONTINGENCIES (notes 7 and 11)
                                                                                   $     7,556       $       7,961
                                                                                   ===========       =============

See accompanying notes to financial statements

BARRISTER GLOBAL SERVICES NETWORK, INC.
STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)


                                                                                Year Ended March 31
                                                                 ------------------ ---------------- -----------------
                                                                            2000              1999            1998
                                                                 ------------------ ---------------- -----------------

REVENUES                                                         $       8,476      $        8,590   $      11,955

COSTS AND EXPENSES:
   Cost of services                                                      7,156               6,977           9,630
   Selling, general and administrative expenses                          2,924               2,594           2,864
                                                                 -------------      --------------   -------------
OPERATING LOSS                                                          (1,604)               (981)           (539)
                                                                 -------------      --------------   -------------
INTEREST EXPENSE:
   Related party (note 3)                                                   97                 157             149
   Other                                                                    45                  23              42
                                                                 -------------      --------------   -------------
       Total interest                                                      142                 180             191
                                                                 -------------      --------------   -------------
NET LOSS FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                                 (1,746)             (1,161)           (730)

Income tax benefit (note 6)                                             (1,146)                  -               -
                                                                 -------------      --------------   -------------
NET LOSS FROM CONTINUING OPERATIONS                                       (600)             (1,161)           (730)

DISCONTINUED OPERATIONS (NOTE 2):
   Income (loss) from discontinued operations                             (163)              1,169             753
                                                                 -------------      --------------   -------------
NET EARNINGS (LOSS)                                              $        (763)     $            8   $          23
                                                                 ==============     ==============   =============

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:
   Continuing operations                                         $        (.06)     $        (.14)   $       (.09)
   Discontinued operations                                                (.01)               .14             .09
                                                                 --------------     -------------    ------------
       Total                                                     $        (.07)     $           -    $           -
                                                                 ==============     =============    =============

Weighted average number of common shares
   outstanding:
      Basic and diluted                                                 10,519               8,363           8,207
                                                                 =============      ==============   =============

See accompanying notes to financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)


                                                                                  Year Ended March 31
                                                                 ------------------ ---------------- -----------------
                                                                            2000              1999             1998
                                                                 ------------------ ---------------- -----------------
PREFERRED STOCK:
   Beginning balance                                             $       1,250      $            -   $           -
   Issued 2,500 Series E shares in connection with
      acquisition of Icon Technologies, LLC (note 8)                         -               1,250               -
   Conversion into 2,500,000 shares of common stock                     (1,250)                  -               -
                                                                 -------------      --------------   -------------
       Ending balance                                                        -               1,250               -
                                                                 -------------      --------------   -------------

COMMON STOCK:
   Beginning balance                                                     2,134               1,972           1,968
   Issuance of 465,320 shares, 291,991 shares and 15,066
      shares in 2000, 1999, 1998, respectively                             112                  70               4
   Issued 382,883 shares on conversion of debt                               -                  92               -
   Issued 2,500,000 shares on conversion of
      preferred stock                                                      600                   -               -
                                                                 -------------      --------------   -------------
       Ending balance                                                    2,846               2,134           1,972
                                                                 -------------      --------------   -------------

ADDITIONAL PAID-IN CAPITAL:
   Beginning balance                                                    21,964              21,565          21,551
   Issuance of common shares                                               391                 158              14
   Issuance of shares on conversion of debt                                  -                 241               -
   Conversion of preferred stock                                           650                   -               -
                                                                 -------------      --------------   -------------
       Ending balance                                                   23,005              21,964          21,565
                                                                 -------------      --------------   -------------

ACCUMULATED DEFICIT:
   Beginning balance                                                   (21,536)            (21,544)        (21,567)
   Net income (loss)                                                      (763)                  8              23
                                                                 --------------     --------------   -------------
       Ending balance                                                  (22,299)            (21,536)        (21,544)
                                                                 --------------     ---------------  --------------

TOTAL STOCKHOLDERS' EQUITY                                       $       3,552      $        3,812   $       1,993
                                                                 =============      ==============   =============


See accompanying notes to financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.
STATEMENTS OF CASH FLOWS
(In thousands)


                                                                                    Year Ended March 31
                                                                      --------------- ---------------- ---------------
                                                                              2000            1999             1998
                                                                      --------------- ---------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss from continuing operations                                $       (600)   $     (1,161)    $       (730)
   Adjustments to reconcile net loss to net cash used by
     operating activities:
       Depreciation                                                            124              99              107
       Deferred income taxes                                                (1,146)              -                -
       Gain on disposal of equipment                                             -               -               (2)
       Changes in current assets and liabilities of continuing
            operations:
           Accounts receivable                                                 327             574             (506)
           Inventory                                                           607             595               36
           Prepaid expenses                                                     17              (4)              17
           Other assets                                                          7               8               (7)
           Accounts payable                                                     14            (166)             227
           Accrued compensation and benefits                                   114              99               64
           Customer advances and unearned revenue                             (144)           (356)             101
           Other accrued expenses                                                4              (4)             (12)
                                                                      ------------    -------------    -------------
              Net cash used by operating activities                           (676)           (316)            (705)
                                                                      -------------   -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Additions to equipment and leasehold improvements                          (154)           (222)             (38)
   Proceeds on sale of equipment                                                 -               -                3
                                                                      ------------    ------------     ------------
              Net cash used by investing activities                           (154)           (222)             (35)
                                                                      -------------   ------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from long-term debt                                                100              63               17
   Repayment of long-term debt                                                 (45)           (158)             (70)
   Proceeds from sale of common stock                                          315             228               18
                                                                      ------------    ------------     ------------
              Net cash provided (used) by financing activities                 370             133              (35)
                                                                      ------------    ------------     -------------

Net decrease in cash from continuing operations                               (460)           (405)            (775)
Net increase in cash from discontinued operations                              399             417              759
                                                                      ------------    ------------     ------------
NET INCREASE (DECREASE) IN CASH                                                (61)             12              (16)
CASH AT BEGINNING OF YEAR                                                      222             210              226
                                                                      ------------    ------------     ------------
CASH AT END OF YEAR                                                   $        161    $        222     $        210
                                                                      ============    ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION

   Interest paid                                                      $        132    $        185     $        120
   Non-cash investing and financing activities:
   Current liabilities paid in common stock                                    188
   Debt converted to common stock by BIS Partners, L.P.                          -             333                -
   Preferred stock issued in connection with acquisition                         -           1,250                -
                                                                      ============    ============     ============

See accompanying notes to financial statements

BARRISTER GLOBAL SERVICES NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2000, 1999 and 1998

    (1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A) NATURE OF ORGANIZATION - Barrister Global Services Network, Inc. (formerly Barrister Information Systems Corporation) had two professional service segments: hardware maintenance services, and software licensing and support services. The hardware maintenance service business provides equipment maintenance on personal computer and related equipment generally attached to LANs. This comprehensive maintenance and warranty service is done on a contractual and time and materials basis. These services are provided through a network of service locations throughout the United States. The software segment developed and supported Windows-based client/server software for law, accounting, and consulting firms and departments of Fortune 1000 companies. As further described in note 2, the Company sold the software segment in May 2000. The accompanying financial statements separately reflect the software business as a discontinued operation.

         (B) BASIS OF PRESENTATION - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (C) REVENUE RECOGNITION - Revenues from hardware maintenance contracts are recognized on a monthly basis over the term of the contract which generally corresponds to the timing of cost incurred. Time and material services revenue is recognized as the service is provided.

              Software license revenue is recognized upon delivery of the software product to the customer, unless the Company had significant related obligations remaining or the probability of collection was in doubt. When obligations remain after delivery, revenue is recognized when such obligations are no longer significant. When services are deemed essential to the functionality of the software delivered, the percentage-of-completion method of revenue recognition is utilized. Sales of third party software and hardware are recorded upon shipment.

         (D) INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out) or market. Service parts inventory is charged to cost of services when the part is no longer repairable or becomes excess to the Company's needs based on actual and projected service revenues.

         (E) EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Depreciation is recorded on the straight-line method based on the estimated useful lives of the assets. Computer and other equipment and furniture and fixtures are depreciated over estimated useful lives of three to ten years. Improvements to leased property are depreciated over the lesser of the term of the lease or the life of the improvements.

         (F) SOFTWARE PRODUCTION AND DEVELOPMENT COSTS - Capitalized software production costs are carried at the lower of unamortized cost or net realizable value, and are amortized based on current and estimated future revenue for each product with minimum amortization on the straight-line method over the estimated economic life of the product (3 years). Capitalization ceases and amortization commences when the product is available for general release. All costs to establish the technological feasibility of computer software products are charged to operations when incurred. Technological feasibility is defined through the existence of a detailed program design or, in the absence of such, a working model.

         (G) STOCK-BASED COMPENSATION - Stock options are accounted for using the intrinsic value method permitted by Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-based Compensation," whereby compensation is measured as the difference between an option's exercise price and the market value of the underlying stock at the grant date. See note 4 for the pro forma effect on operations as if the fair value-based method of accounting provided for in SFAS No. 123 had been applied.

         (H) FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amount of financial instruments is a reasonable estimate of their fair value, except for the debt due BIS Partners, L.P. (note 3) for which it is not practicable to estimate its fair value.

         (I) PER SHARE DATA AND EARNINGS PER SHARE - Basic net earnings (loss) per share amounts are based on the weighted average number of common shares outstanding. Diluted earnings per share includes the impact, when dilutive, of stock options and warrants assumed to be exercised using the treasury stock method.

         (J) NEW ACCOUNTING STANDARDS - The Company will adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" for the fiscal quarter beginning April 1, 2001. SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments. The Company does not enter into hedging transactions or acquire derivative instruments, accordingly, SFAS No. 133 will have no impact on the financial statements.

              In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25." The adoption of this interpretation, effective July 1, 2000, is not expected to have a material impact on the Company's financial statements.

(2)      DISCONTINUED OPERATIONS

         On May 5, 2000, the Company signed an Asset Purchase Agreement (the "Agreement") to sell substantially all of the assets of the Company's software business to Keystone Solutions US, Inc. ("Keystone"), a wholly owned subsidiary of Keystone Software PLC. The selling price is $8,000,000 in cash plus the assumption by Keystone of certain liabilities. The selling price is subject to adjustment in the event that the net assets delivered differ from amounts stipulated in the agreement or if there are any contingent, hidden or undisclosed liabilities relating to the purchased assets or the software business. The Company has agreed to indemnify Keystone with respect to any breach of its representations and warranties (subject to a $50,000 basket and a cap of the purchase price paid) or any breach of any covenant of the Company contained in the Asset Purchase Agreement. The Company has also agreed to indemnify Keystone with respect to claims or actions pending at or arising after the closing date (May 5, 2000) that relate to the operation of the software business prior to that date. Of the selling price, $800,000 is held in escrow by Keystone for the payment of any of the above claims. One half of the escrow funds will be released to the Company after six months, minus amounts paid on certain claims or liabilities, if any, and the remaining paid in equal payments over an additional six months.

         The estimated pre-tax net gain on the sale of the software business is $3.4 million and will be recorded upon consummation of the transaction in the first quarter of fiscal 2001. The estimated gain excludes the amount held in escrow. Any amounts received from the escrow funds will be recorded in the period of receipt. A summary of the operating results of discontinued operations are as follows:


                                                                                      Year Ended March 31
                                                                       -------------- ---------------- --------------
                                                                             2000            1999            1998
                                                                       -------------- ---------------- --------------
                                                                                      (In thousands)

         Revenues                                                      $     6,456    $     6,404      $    5,110
         Income (loss) from discontinued operations before
             income taxes                                                     (163)         1,169             753

         The Company does not allocate corporate general and administrative expenses or interest expenses to its operating business segments.

         The software business assets sold and liabilities assumed by Keystone have been segregated in the accompanying balance sheets as net assets of discontinued operations. The components are as follows:


                                                                                 March 31
                                                                   ----------------- -------------------
                                                                         2000                1999
                                                                   ----------------- -------------------
                                                                                (In thousands)
        Current assets, primarily accounts receivable             $       1,299         $      1,853
        Equipment and leasehold improvements, net                           217                  254
        Software production costs                                         1,315                1,007
        Goodwill                                                            986                1,158
        Other assets                                                         -                   223
        Current liabilities                                                (427)                (311)
        Current installments of long term debt                              (97)                 (81)
        Long-term debt, excluding current installments                     (105)                (353)
                                                                  -------------         ------------
                                                                  $       3,188         $      3,750
                                                                  =============         ============

    (3)  NOTE PAYABLE AND LONG-TERM DEBT

         In the current year, BIS Partners, L.P. agreed to convert certain past due amounts into a $264,000 demand note bearing interest at prime plus 3.5%.


           A summary of long-term debt follows:

                                                                      -------------------- -------------------
                                                                               2000                 1999
                                                                      -------------------- -------------------
                                                                                   (In thousands)
         Term note with BIS Partners L.P.                               $        934         $    1,133
         Term note payable to bank                                               171                237
         Term notes to Regional Development Agencies                              88                  -
         Other                                                                    41                 73
                                                                        ------------       ------------
              Total long term debt                                             1,234              1,443
         Less current installments                                               443                309
                                                                        ------------       ------------
         Long-term debt, excluding current installments                 $        791       $      1,134
                                                                        ============       ============

         The BIS Partners L.P. ("BIS") term note is repayable in twelve (12) equal monthly installments of principal and interest of $30,000 each and in $35,000 monthly installments thereafter. The note bears interest at the prime rate plus 3.5% and is supported by an agreement granting a security interest in all equipment, inventories and receivables. The agreement, among other things, requires the Company to maintain certain financial ratios, prohibits dividend payments, and restricts capital expenditures, lease obligations and executive compensation. The Company was in compliance with all covenants in the agreement except for the interest coverage covenant which was waived by BIS for 2000, 1999 and 1998.

         BIS is 87.5% owned either directly or beneficially by certain officers and directors of the Company. These same officers and directors own approximately 30% of the Company's common stock.

         In the fourth quarter of fiscal 1999 BIS converted $233,000 of the term loan and a $100,000 demand note into 383,000 common shares at $0.87 per share, the fair market value at that time.

         The term note payable to bank dated March 1999, is repayable in thirty-six (36) equal monthly installments of principal and interest at the prime rate plus 2.5% (11.5% at March 31, 2000).

         During the second quarter the Company obtained two $50,000 five year term loans from regional development agencies, repayable in sixty equal monthly installments. One loan has specific and newly acquired assets pledged as collateral, and the second loan has a general collateral interest in the assets of the Company. Both loans carry interest at 7.75%.

         The demand note payable to BIS Partners, L.P., the term note payable to bank and the notes payable to regional development agencies were each paid in full in May 2000 from the proceeds of the sale of the software business.

         Payments on long-term debt remaining after use of proceeds from the sale of the software business, are estimated to be due as follows:

                  Year Ending March 31               Amount (in thousands)
                  --------------------               ---------------------
                           2001                              $ 314
                           2002                                377
                           2003                                243

    (4)  STOCK OPTIONS AND WARRANTS
         The Company has stock incentive plans to which it has allocated 1,500,000 shares of its authorized common stock. Under the plans, options are granted to key employees and directors at prices determined by the Compensation Committee of the Board of Directors but not at a price less than the stock's market value at date of grant. The options granted may qualify as incentive stock options and are exercisable over a period of ten years.

         A summary of stock option activity follows:


                                                           2000                     1999                    1998
                                                  ----------- ------------ ----------- ----------- ------------ -----------
                                                  Shares      Weighted     Shares      Weighted    Shares       Weighted
                                                  Subject to  Average      Subject to  Average     Subject to   Average
                                                  Options     Exercise     Options     Exercise    Options      Exercise
                                                  (thousands) Price        (thousands) Price       (thousands)  Price
                                                  ----------- ------------ ----------- ----------- ------------ -----------
          Outstanding beginning of year                761    $  0.88           772    $  0.78          525     $  0.56
          Granted                                      428       1.29           148       1.14          266        1.25
          Cancelled                                   (162)      1.04           (86)      0.74           (4)       0.50
          Exercised                                   (117)      0.83           (73)      0.52          (15)       0.50
                                                  ---------                --------                --------
          Outstanding end of year                      910       1.05           761       0.88          772        0.78
                                                  ========                 ========                ========
          Exercisable at year end                      458       0.83           500       0.74          501        0.62
                                                  ========                 ========                ========
          Reserved for grant, end of year              102                       17                      79
                                                  ========                 ========                ========
          Weighted-average fair value
              of options granted during year      $   0.71                 $   0.57                $  0.69
                                                  ========                 ========                =======


         In fiscal 2000, 182,000 shares of stock were issued under the plans as stock bonuses in payment for amounts due certain employees and directors. These transactions were accounted for as non-cash activities in 2000. At March 31, 2000, the range of exercise prices and weighted average remaining contractual life of outstanding options was $.50 - $1.63 and 5.9 years, respectively. The per share weighted average fair values of stock options granted was computed using the Black Scholes option-pricing model with the following assumptions:

                                                ------------- -----------
                                                     2000        1999
                                                ------------- -----------

                Risk-free interest rate             6.46%           5.87%
                Price volatility                    42.0%           42.0%
                Dividend yield                         0%              0%
                Expected term in years                 7               7

         The Company applies APB Opinion No. 25 in accounting for the Plans and, since options have been granted with exercise prices equal to the market value per share, no compensation cost has been recognized in the financial statements. Had the Company determined compensation cost based on the fair value of options at the grant date, the reported net loss for 2000, 1999, and 1998 would be increased by $96,000, $105,000, and $50,000, respectively, resulting in a $(0.07), $(0.15), and $(0.10)
         loss for 2000, 1999, and 1998 respectively.

         The following warrants are outstanding at March 31, 2000:

            NUMBER OF SHARES        EXERCISE PRICE          EXPIRATION DATE
            ----------------        --------------          ---------------
                 70,000                 $ 1.36               March 29, 2001
                450,000                   1.93               August 31, 2005

         The $1.36 warrants were issued to the placement agent in conjunction with a stock offering which occurred in March, 1996 and contain certain antidilution provisions as well as certain registration rights. The $1.93 warrants were issued on August 31, 1995 when the Company entered into a modification agreement in which BIS agreed to forgive $450,000 in debt.

    (5)  PENSION AND SAVINGS PLAN

         The Company has a defined contribution retirement plan covering all eligible employees. The Company partially matches employee contributions to the Plan. Expense under the plan was $37,000 in 2000, $31,000 in 1999 and $29,000 in 1998.

    (6)  INCOME TAXES

         The Company had no current tax expense or benefit in any of the three years presented due to its operating losses. No deferred taxes were recognized in 1999 or 1998 since changes in the net deferred tax asset were fully offset by changes in the valuation allowance.

         The valuation allowance is determined based on management's assessment of whether it is more likely than not that the deferred tax assets will not be realized. At March 31, 2000 the Company reduced its beginning of year valuation allowance by $539,000. This reduction results in net deferred tax assets at March 31, 2000 reflecting the portion expected to be realized. Realization of the asset has been determined by a projection of taxable income in fiscal 2001. Taxable income in fiscal 2001 will be largely determined by the expected gain on the sale of the software business which will approximate $6,200,000. The Company expects to utilize a significant portion of its net operating loss carryforwards to offset this gain. The valuation allowance remaining at March 31, 2000 represents management's estimate of unused operating loss carryforwards remaining at March 31, 2001 and net deductible temporary differences at that date which are not expected to be realizable by carry back to fiscal 2001. The adjustment of the valuation allowance principally comprises the difference between the expected tax benefit of $649,000 (applying statutory rates to the pre-tax loss of continuing and discontinued operations) and the actual benefit of $1,146,000. The 2000 tax benefit is fully allocable to continuing operations.

         The components of deferred tax assets (computed using an expected effective tax rate) are as follows:


                                                ---------------- ---------------
                                                      2000             1999
                                                ---------------- ---------------
                                                           (in thousands)
         Net operating loss carryforwards       $       1,757      $     1,136
         Inventory write downs                            171              140
         Depreciation                                      69               77
         Vacation pay                                      49               77
         Bad debt allowance                               127               90
         Software production costs                       (474)            (403)
         Other                                            108               83
                                                -------------      -----------
         Net deferred tax asset                         1,807            1,200
         Less valuation allowance                         661            1,200
                                                -------------      -----------
                                                $       1,146      $         -
                                                =============      ===========

         The Company has $4,625,000 of tax loss carryforwards available through 2020. Included in this amount is $720,000 of pre-ownership change loss carryforward which can be utilized at the rate of $80,000 per year through 2009.

    (7)  LEASE COMMITMENTS

         The Company conducts its operations from leased facilities and uses certain equipment primarily under operating lease arrangements. Real estate taxes, insurance, and maintenance expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced. Total rental expense was $657,000 in 2000, $641,000 in 1999 and $682,000 in 1998 of which
         $370,000, $399,000 and $446,000, respectively relate to continuing operations.

         Future minimum rental payments for continuing operations required under leases that have initial or remaining noncancellable lease terms in excess of one year are: $193,000 in 2001 and $4,000 in 2002.

    (8)  BUSINESS ACQUISITION

         On January 15, 1999 the Company acquired the assets of Icon Technology LLC (Icon) in exchange for 2,500 shares of preferred stock which were converted into 2,500,000 shares of common stock upon shareholder approval at the Company's 1999 annual meeting. The acquisition was accounted for as a purchase. Accordingly, assets acquired and liabilities assumed are recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was $1,201,000 and was recorded as goodwill to be amortized over a period of 7 years. Icon's operations became part of the Company's software business and were subsequently sold to Keystone.

    (9)  MAJOR CUSTOMER

         Sales to the Company's largest customer accounted for 11%, 17% and 24% of total revenues from continuing operations for 2000, 1999, and 1998, respectively. The Company performs hardware maintenance services for end users under various subcontracts from this customer. These subcontracts can be canceled with 30 days notice. In 2000, a second customer also accounted for approximately 10% of total revenues.

    (10) SEGMENT INFORMATION

         In 1999 the company adopted SFAS No. 131, disclosures about Segments of an Enterprise and Related Information, which requires reporting certain financial information according to the management approach. This approach requires reporting information regarding operating segments on the basis used internally by management to evaluate segment performance. The Statement has been adopted for all periods presented.

         The accounting policies of the segments are the same as those described in note 1. The Company evaluates performance based on operating profits. The Company's reportable segments are determined based on product categories and are comprised as follows: Hardware maintenance services, generally on PC related equipment: Software licensing and software support services, predominantly to the legal industry: and Corporate operations.

         The following provides segment information:


                                                               ------------------- ---------------- -----------------
                                                                         2000                  1999           1998
                                                               ------------------- ---------------- -----------------
                                                                                        (in thousands)
          HARDWARE MAINTENANCE
               Total revenues                                    $      8,476      $       8,590    $     11,955
               Operating earnings (loss)                                  (30)               510           1,083
               Identifiable assets                                      2,965              3,861           4,942
               Capital expenditures                                       141                158              20
               Depreciation and amortization                               89                 65              55

          SOFTWARE:
               Total revenues                                           6,456              6,404           5,110
               Operating earnings (loss)                                 (163)             1,169             753
               Identifiable assets                                      3,817              4,495           2,128
               Capital expenditures                                       834                648             397
               Depreciation and amortization                              729                436             307

          CORPORATE:
               Total expense                                            1,574              1,491           1,622
               Identifiable assets                                      1,403                350             307
               Capital expenditures                                         7                 64              18
               Depreciation and amortization                               35                 34              52

          CONSOLIDATED:
               Total revenues                                          14,932             14,994          17,065
               Operating earnings (loss)                               (1,767)               188             214
               Identifiable assets                                      8,185              8,706           7,377
               Capital expenditures                                       982                870             435
               Depreciation and amortization                              853                535             414

(11)  CONTINGENCIES
       The Company is a party to various legal proceedings incidental to its business. Management believes that none of these legal proceedings will have a material adverse effect on the Company's financial position, results of operations or liquidity.

(12)  QUARTERLY FINANCIAL DATA (UNAUDITED)
       The following is a summary of quarterly financial data for the fiscal years ended March 31, 2000 and March 31, 1999. Amounts have been restated to reflect discontinued operations, which are more fully discussed in note 2 to the financial statements.


                                                          ------------- ------------ ------------- ------------ ------------
                                                             First        Second        Third        Fourth
                                                            Quarter       Quarter      Quarter       Quarter       Year
                                                          ------------- ------------ ------------- ------------ ------------
       2000
          Revenues                                        $    1,885    $   2,106    $    2,382     $   2,103    $    8,476
          Operating loss                                        (453)        (225)         (247)         (679)       (1,604)
          Net earnings (loss) from continuing
             operations                                         (485)        (258)         (284)          427          (600)
          Net earnings (loss) per common share
             from continuing operations, basic and
             diluted                                           (0.05)       (0.03)        (0.02)         0.03         (0.06)

       1999
          Revenues                                        $    2,444    $   2,271    $    1,884    $    1,991    $    8,590
          Operating loss                                        (121)         (57)         (366)         (437)         (981)
          Net loss from continuing operations                   (171)        (106)         (412)         (472)       (1,161)
          Net loss per common share from
             continuing operations, basic and diluted           (.02)        (.01)         (.05)         (.05)         (.14)

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

       None

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.   EXECUTIVE COMPENSATION

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       For Item 10, the names and ages of our executive officers as of June 16, 2000, and the position(s) each of them has held during the past five years, are included in Part I of this Form 10-K as permitted by General Instruction G(3). All other information required by Item 10, and the information required by Items 11, 12 and 13, is incorporated by reference to the definitive proxy statement for our Annual Meeting of Stockholders to be held on September 12, 2000 which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2000.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                FORMS 8-K

(a)    Documents filed as part of this Report:

       The financial statements and financial statement schedule and independent auditor's report have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Financial Statements and Financial Statement Schedule included in Part II, Item 8.

(b)    Reports on Form 8-K:

       None

(c)    Exhibits:

       The exhibits identified below are filed herewith or incorporated herein by reference to the documents indicated in parentheses:

           Exhibit No.                        Description
           -----------                        -----------

               2 Asset Purchase Agreement by and among Keystone Solutions US, Inc., Keystone Software PLC and Barrister Information Systems Corporation (Attached as an appendix to the company's definite Proxy Statement in connection with the special meeting of stockholders held on May 5, 2000).

               3.1 Certificate of Incorporation (Exhibit to the Company's definitive Proxy Statement dated August 29, 1997).

               3.2 Amendment of Certificate of Incorporation (Attached as an appendix to the Company's definitive Proxy Statement in connection with the special meeting of stockholders held on May 5,
                              2000).

               3.3 Bylaws (Exhibit to the Company's definitive Proxy Statement dated August 29, 1997).

              10.1 1989 Stock Incentive Plan, as amended (Exhibit to the Company's Report on Form 10-Q for the quarter ended September 30, 1994).

              10.2 1999 Stock Incentive Plan (Attached as an appendix to the company's definitive Proxy Statement dated August 2, 1999).

              10.3 Retirement Savings Plan and Trust (Exhibit to the Company's Registration Statement (No. 33-6250) dated June 25, 1986).

              10.4 Loan Agreement between Registrant and BIS Partners, L.P., dated March 31, 1992 (Exhibit to the Company's Report on Form 10-Q for the quarter ended September 30, 1994).

              23*             KPMG LLP consent regarding form S-8.

              27*             Financial Data Schedule

                -------------------------
           *        Filed herewith

(d)      Financial Statement Schedule

       The financial statement schedule has been filed as part of this Annual Report on Form 10-K as indicated in the index to Financial Statements and Financial Statement Schedule included in Part II, Item 8.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     BARRISTER GLOBAL SERVICES NETWORK, INC.


DATE:  June 28, 2000             By:  /s/ Henry P. Semmelhack
                                      -----------------------
                                      Henry P. Semmelhack, President
                                      and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


          Signatures                                  Title                                         Date
          ----------                                  -----                                         ----
/s/ Henry P. Semmelhack                 President, Chief Executive Officer and                  June 28, 2000
------------------------------          Chairman of the Board of Directors
Henry P. Semmelhack

/s/ Richard P. Beyer                    Vice President and Chief Financial Officer              June 28, 2000
------------------------------
Richard P. Beyer

/s/ Franklyn S. Barry, Jr.              Director                                                June 28, 2000
------------------------------
Franklyn S. Barry, Jr.

/s/ Warren E. Emblidge, Jr.             Director                                                June 28, 2000
------------------------------
Warren E. Emblidge, Jr.

/s/ Richard E. Mcpherson                Director                                                June 28, 2000
------------------------------
Richard E. McPherson

/s/ James D. Morgan                     Director                                                June 28, 2000
------------------------------
James D. Morgan

BARRISTER GLOBAL SERVICES NETWORK, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)


                                             Balance at         Additions           Write-Offs     Balance
                                             beginning      charged to costs        charged to      at end
Description                                  of period       and expenses            allowance     of period
-----------                                  ----------     ----------------        ----------     ---------
Allowance for doubtful accounts:
   Year ended March 31, 1998                 $        87        $        61     $        -         $     148
                                              ----------         ----------         ----------      --------

   Year ended March 31, 1999                 $       148        $        (3)    $        -         $     145
                                              ----------         ----------         ----------      --------
                                                                               -
   Year ended March 31, 2000                 $       145        $       105     $        -         $     250
                                              ----------         ----------         ----------      --------
                                                                               -
Allowance for inventory obsolescence:  (1)

   Year ended March 31, 1998                 $       881        $       900     $      1,056       $     725
                                              ----------         ----------         ----------      --------

   Year ended March 31, 1999                 $       725        $       942     $      1,317       $     350
                                              ----------         ----------         ----------      --------

   Year ended March 31, 2000                 $       350        $       900     $        800       $     450
                                              ----------         ----------         ----------      --------


(1)  The allowance is included in inventory in the balance sheets