Form 10-Q
period 2000-06-30
BARRISTER GLOBAL SERVICES NETWORK INC
filed 2000-08-14
CIK 754128

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended           June 30, 2000
                  -------------------------------


Commission File Number      0-14063
                       ---------------


                     BARRISTER GLOBAL SERVICES NETWORK, INC.
             (Exact name of Registrant as specified in its charter)



       Delaware                                      16-1176561
(State or other jurisdiction of                    (I.R.S. Employer
incorporation of organization)                     Identification No.)


290 Ellicott Street, Buffalo, New York                 14203
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code  (716) 845-5010
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

                                            Yes    X       No
                                                -------        ------

           Class                       Outstanding at August 4, 2000
----------------------------     -------------------------------------------
   Common $.24 Par Value                   11,945,056 Shares

                     BARRISTER GLOBAL SERVICES NETWORK, INC.

                                      INDEX

                                                                       PAGE
PART I.  FINANCIAL INFORMATION                                        NUMBER


         Item 1.     Financial Statements

         Balance Sheets at June 30, 2000
         and March 31, 2000.........................................     3

         Statements of Operations -
         Three Months Ended June 30, 2000
         and June 30, 1999..........................................     4

         Statement of Shareholders' Equity -
         Three Months Ended June 30, 2000...........................     5

         Statements of Cash Flows -
         Three Months Ended June 30, 2000
         and June 30, 1999..........................................     6

         Notes to Financial Statements..............................     7

         Item 2.     Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations..................................     9


PART II. OTHER INFORMATION

         Item 6.     Exhibits and Reports on Form 8-K...............    11

PART I. FINANCIAL INFORMATION
BARRISTER GLOBAL SERVICES NETWORK, INC.
BALANCE SHEETS
(In thousands)

                                                                                   ----------------- -----------------
                                                                                         June 30          March 31
                                                                                          2000               2000
                                                                                   ----------------- -----------------
                                                                                      (unaudited)

ASSETS

CURRENT ASSETS:

   Cash and equivalents (note 2)                                                   $     1,791       $         161
   Short-term investments (note 2)                                                       3,013                   -
   Accounts receivable                                                                   1,243                 934
   Service parts inventory                                                               1,674               1,734
   Prepaid expenses                                                                         36                   9
   Deferred income taxes                                                                   334               1,146
   Net current assets of discontinued operations                                             -                 775
                                                                                   -----------       -------------
                Total current assets                                                     8,091               4,759
                                                                                   -----------       -------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, AT COST                                            2,600               2,578
   Less accumulated depreciation                                                         2,246               2,219
                                                                                   -----------       -------------
                Net equipment and leasehold improvements                                   354                 359
                                                                                   -----------       -------------
OTHER ASSETS                                                                                24                  25
NET NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS                                            -               2,413
                                                                                   -----------       -------------
                                                                                   $     8,469       $       7,556
                                                                                   ===========       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Note payable (to a related party)                                               $       -         $         264
   Current installments of long-term debt (to a related party)                             306                 443
   Accounts payable                                                                        450               1,075
   Accrued compensation and benefits                                                       342                 678
   Customer advances and unearned revenue                                                  665                 698
   Accrued income taxes                                                                    880                  55
                                                                                   -----------       -------------
                Total current liabilities                                                2,643               3,213
                                                                                   -----------       -------------
LONG-TERM DEBT, EXCLUDING CURRENT INSTALLMENTS
       (to a related party)                                                                559                 791
STOCKHOLDERS' EQUITY:
   Preferred stock                                                                          -                   -
   Common stock, $.24 par value.                                                         2,852               2,846
   Additional paid-in capital                                                           23,013              23,005
   Accumulated deficit                                                                 (20,598)            (22,299)
                                                                                   -----------       -------------
                Total stockholders' equity                                               5,267               3,552
                                                                                   -----------       -------------
                                                                                   $     8,469       $       7,556
                                                                                   ===========       =============

See accompanying notes to financial statements

BARRISTER GLOBAL SERVICES NETWORK, INC.
STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share amounts)


                                                                                 Three months ended
                                                                          --------------------------------
                                                                                 June 30            June 30
                                                                                   2000               1999
                                                                          ------------------- -----------------

REVENUES                                                                  $       2,400       $       1,885

COSTS AND EXPENSES:

   Cost of services                                                               1,788               1,580
   Selling, general and administrative expenses                                     750                 758
                                                                          -------------       -------------
OPERATING LOSS                                                                     (138)               (453)
                                                                          -------------       -------------
INTEREST EXPENSE (INCOME):
   Related party                                                                     21                  23
   Other                                                                            (37)                  9
                                                                          --------------      -------------
       Total interest                                                               (16)                 32
                                                                          --------------      -------------

NET LOSS FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                                                          (122)               (485)

Income tax benefit (note 4)                                                         (45)                  -
                                                                          --------------      -------------
NET LOSS FROM CONTINUING OPERATIONS                                                 (77)               (485)

DISCONTINUED OPERATIONS (NOTE 3):
  Loss from discontinued operations                                                   -                (107)
  Gain on sale of discontinued operations, net
      of income taxes of $1,697                                                   1,778                    -
                                                                          --------------      -------------
NET EARNINGS (LOSS)                                                       $       1,701       $        (592)
                                                                          =============       =============
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:
   Continuing operations                                                  $        (.01)      $        (.06)
   Discontinued operations                                                          .15                (.01)
                                                                          -------------       -------------
       Total                                                              $         .14       $        (.07)
                                                                          =============       =============

Weighted average number of common shares outstanding:
         Basic and diluted                                                       11,875               8,979
                                                                          =============       =============


See accompanying notes to financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)
(In thousands)



                                                                             Additional
                                            Preferred        Common            paid-in         Accumulated
                                             stock            stock            capital           deficit             Total
                                           ----------     -------------    -------------     --------------       ----------
Balance at March 31, 2000                  $        -      $      2,846    $      23,005     $      (22,299)      $    3,552

Sale of 28,700 common shares                        -                 6                8                  -               14

Net earnings                                        -                 -                -               1,701           1,701
                                          -----------      ------------    -------------     ---------------      ----------
Balance at June 30, 2000                   $               $      2,852    $      23,013     $       (20,598)     $    5,267
                                          ===========      ============    =============     ===============      ==========










Common stock - 11,885,256 and 11,856,556 shares issued and outstanding at June 30, 2000 and March 31, 2000 respectively.









See accompanying notes to financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.
STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

                                                                                                Three months ended
                                                                                           -------------------------------
                                                                                           June 30                 June 30
                                                                                             2000                    1999
                                                                                           -------------------------------
Cash flows from operating activities:
       Net earnings (loss)                                                            $       1,701          $        (592)
       Adjustments to reconcile net earnings (loss) to net
          cash used by operating activities:
              Loss from discontinued operations                                                   -                     107
              Gain on sale of discontinued operations                                        (3,475)                     -
                Deferred income taxes                                                           812                      -
              Depreciation                                                                       31                     30
              Changes in current assets and liabilities:
                 Accounts receivable                                                           (309)                    (2)
                 Service parts inventory                                                         60                    115
                 Prepaid expenses                                                               (27)                    17
                 Accounts payable                                                              (625)                  (100)
                 Accrued compensation and benefits                                             (336)                   212
                 Customer advances and unearned revenues                                        (33)                   (87)
                 Accrued income taxes                                                           825                    (12)
                                                                                      -------------          -------------
              Net cash used by operating activities                                          (1,376)                  (312)
                                                                                      --------------         --------------

Cash flows from investing activities:
       Additions to equipment and leasehold
          Improvements                                                                          (26)                   (89)
       Proceeds from sale of discontinued operations                                          6,623                      -
       Purchases of short-term investments                                                   (3,013)                     -
       Other assets                                                                               1                      6
                                                                                      -------------          -------------
              Net cash provided (used) by investing activities                                3,585                    (83)
                                                                                      -------------          --------------

Cash flows from financing activities:
       Repayment of debt                                                                       (633)                   (36)
       Proceeds from sale of common stock                                                        14                    261
                                                                                      -------------          -------------
              Net cash provided (used) by financing activities                                 (619)                   225
                                                                                      --------------         -------------

Net increase (decrease) in cash and equivalents
       from continuing operations                                                             1,590                   (170)
Net increase in cash from discontinued operations                                                40                    218
                                                                                      -------------          -------------
Net increase in cash and equivalents                                                          1,630                     48
Cash and equivalents at beginning of period                                                     161                    222
                                                                                      -------------          -------------
Cash and equivalents at end of period                                                 $       1,791          $         270
                                                                                      =============          =============

Supplemental cash flow information:

              Interest paid                                                           $          43          $          17
                                                                                      =============          =============


See accompanying notes to financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS

1. In the opinion of Management, the accompanying financial statements present fairly the financial position, results of operations and cash flows for the periods shown. The first quarter results for each year represent operations for the quarters ended June 30, 2000 and June 30, 1999. The financial data included herein was compiled in accordance with the same accounting policies applied to the Company's audited annual financial statements. Any adjustments made were of a normal recurring nature.

   The results of operations for the three month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2. Cash and equivalents consist of cash and liquid debt instruments with maturities of three months or less from the date of purchase. Cash and equivalents are stated at cost plus accrued interest, which approximates market value. Short-term investments are classified as held-to-maturity securities based on the Company's ability and intent to hold the securities until maturity. The securities have a term of six months and are recorded at amortized cost adjusted for the accretion of discounts.

3. On May 5, 2000, the Company sold substantially all of the assets of the Company's software business to Keystone Solutions US, Inc. ("Keystone"), a wholly owned subsidiary of Keystone Software PLC. The selling price was $8,000,000 in cash plus the assumption by Keystone of certain liabilities. The selling price is subject to adjustment in the event that the net assets delivered differ from amounts stipulated in the agreement or if there are any contingent, hidden or undisclosed liabilities relating to the purchased assets or the software business. The Company has agreed to indemnify Keystone with respect to any breach of its representations and warranties (subject to a $50,000 basket and a cap of the purchase price paid) or any breach of any covenant of the Company contained in the Asset Purchase Agreement. The Company has also agreed to indemnify Keystone with respect to claims or actions pending at or arising after the closing date (May 5, 2000) that relate to the operation of the software business prior to that date. Of the selling price, $800,000 is held in escrow for the payment of any of the above claims. One half of the escrow funds will be released to the Company after six months, minus amounts paid on certain claims or liabilities, if any, and the remaining paid in equal payments over an additional six months.

   The pre-tax net gain on the sale of the software business was $3,475,000. The gain excludes the amount held in escrow. Any amounts received from the escrow funds will be recorded in the period of receipt. The net gain less applicable income taxes (see note 4) is shown in the statements of operations under the caption discontinued operations. For the first quarter ended June 30, 1999, revenues from discontinued operations were $1,725,000 and a loss of $107,000 was incurred.

   The software business assets sold and liabilities assumed by Keystone have been segregated in the March 31, 2000 balance sheet as net assets of discontinued operations. The components are as follows (in thousands):

     Current assets, primarily accounts receivable             $1,299
     Equipment and leasehold improvements, net                    217
     Software production costs                                  1,315
     Goodwill                                                     986
     Current liabilities                                         (427)
     Current installments of long term debt                       (97)
     Long-term debt, excluding current installments              (105)
                                                               ------
                                                               $3,188

4. The income tax provision associated with the gain from the sale of the software business (see note 3) is higher than the statutory tax rate since goodwill valued at $986,000 on the books had a zero basis for tax purposes. The provision includes current taxes of $897,000 and deferred taxes of $800,000. The deferred taxes resulted from the use of tax loss carryforwards from prior years, the reversal of temporary differences between book and tax on the assets sold and the temporary difference created by the treatment of the proceeds held in escrow.

   The Company had no current tax expense or benefit in the quarter ended
June 30, 1999 from continuing or discontinued operations due to its operating loss. No deferred taxes were recognized in the first quarter of the prior year since changes in the deferred tax asset balance were fully offset by changes in the valuation allowance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
-------------------

         The Company experienced a net increase in cash and short-term investments of $4,643,000 for its first quarter ended June 30,2000. Proceeds from the sale of the Company's software business on May 5, 2000, less associated expenses, amounted to $6,623,000. Certain of the proceeds were used to repay $633,000 of current and long-term debt, $625,000 of accounts payable and $336,000 of accrued compensation and benefits. As a result, the Company's cash and short term investments increased from $161,000 at March 31, 2000 to $4,804,000 at June 30, 2000. The principal cash requirements expected for fiscal 2001 are additions to equipment and leasehold improvements which are expected to increase over amounts spent in prior years, primarily for a telephone system and computer equipment. Debt repayments, including the repayments made during the first quarter, should approximate $878,000. The Company's cash and short term investments will be sufficient to cover working capital, capital expenditure requirements and debt repayments in fiscal 2001.

Results of Operations
---------------------

         For the quarter ended June 30, 2000, revenues increased approximately 27.3% from the same quarter in 1999. This increase resulted from growth in revenues from hardware maintenance contracts and from services provided on a time and materials basis. Revenues from hardware maintenance contracts grew to $1,821,000, an increase of 18.5% from the first quarter of the prior year, based on the capture of new business throughout the quarter. Additional contracts signed at the end of the quarter should result in further revenue increases in quarter two. For the comparative first quarters, time and material services increased by 59% to a total of $547,000. Business generated from two customers that commenced in the second and fourth quarters of last year plus equipment installation projects performed in the current quarter were the primary reasons for this increase.

         The cost of services decreased as a percentage of revenues from 83.8% in the first quarter of the prior year to 74.5% in the first quarter of the current year. This decrease was principally the result of the increase in revenues achieved for the comparable quarters and to the control of non-labor operating expenses.

         Selling, general and administrative expenses were 31.3% of revenues for the first quarter of this year compared to 40.2% for the comparative quarter last year. The primary reason for this decrease was improved sales productivity, whereby increased revenues were obtained without a commensurate increase in selling costs. Also, the general and administrative staff of the Company was reduced based on the sale of the software business of the Company to Keystone Solutions US, Inc. in May, 2000.

         Interest income was earned in the first quarter of the current year based on income received on the investment of the net proceeds from the sale of the software business. These proceeds were also used to pay certain outstanding interest bearing debt of the Company.

         The Company had no current tax expense or benefit in the quarter ended June 30, 1999 due to its operating loss. No deferred taxes were recognized in the first quarter of the prior year since changes in the deferred tax asset balance were fully offset by changes in the valuation allowance.

         The pre-tax net gain on discontinued operations is based on the sale of the Company's software business to Keystone on May 5, 2000. The income tax provision associated with the gain from the sale of the software business is higher than the statutory tax rate since goodwill valued at $986,000 on the books had a zero basis for tax purposes. The provision includes current taxes of $897,000 and deferred taxes of $800,000. The deferred taxes resulted from the use of tax loss carryforwards from prior years, the reversal of temporary differences between book and tax on the assets sold and the temporary difference created by the treatment of the proceeds held in escrow.

         The increase in the weighted average number of common shares outstanding resulted from the conversion of all of the preferred stock into 2,500,000 shares of common stock in September, 1999, the issuance of 182,000 shares as stock bonuses in fiscal 2000 and the exercise of 214,000 warrants and stock options since the first quarter of the prior year.

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

BARRISTER GLOBAL SERVICES NETWORK, INC.

Date:                 August 14, 2000                     By:        /s/   Henry P. Semmelhack
              ------------------------------                 -------------------------------------
                                                                           Henry P. Semmelhack
                                                                                President
                                                                                   and
                                                                         Chief Executive Officer


Date:                 August 14, 2000                     By:        /s/   Richard P. Beyer
              ------------------------------                 --------------------------------------
                                                                           Richard P. Beyer
                                                                        Vice President, Finance
                                                                     (Principal Financial Officer)