Form 10-Q
period 2000-09-30
BARRISTER GLOBAL SERVICES NETWORK INC
filed 2000-11-14
CIK 754128

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended              September 30, 2000
                  ------------------------------------


Commission File Number         0-14063
                       -------------------------------


                     BARRISTER GLOBAL SERVICES NETWORK, INC.
             (Exact name of Registrant as specified in its charter)



         Delaware                                           16-1176561
(State or other jurisdiction of                             (I.R.S. Employer
incorporation of organization)                              Identification No.)


290 Ellicott Street, Buffalo, New York                      14203
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code  (716) 845-5010
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

                          Yes           X            No
                                  -----------               -----------

           Class                               Outstanding at October 27, 2000
-----------------------------             --------------------------------------
   Common $.24 Par Value                           11,944,963 Shares

                     BARRISTER GLOBAL SERVICES NETWORK, INC.

                                      INDEX

                                                                          PAGE
PART I.  FINANCIAL INFORMATION                                            NUMBER
                                                                          ------



     Item 1.     Financial Statements

     Balance Sheets at September 30, 2000
     and March 31, 2000..................................................     3

     Statements of Operations -
     Three and Six Months Ended September 30, 2000
     and September 30, 1999..............................................     4

     Statement of Stockholders' Equity -
     Six Months Ended September 30, 2000.................................     5

     Statements of Cash Flows -
     Six Months Ended September 30, 2000
     and September 30, 1999..............................................     6

     Notes to Financial Statements.......................................     7


     Item 2.     Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations...........................................     9



PART II. OTHER INFORMATION

     Item 6.     Exhibits and Reports on Form 8-K........................    11

PART I.    FINANCIAL INFORMATION
BARRISTER GLOBAL SERVICES NETWORK, INC.
BALANCE SHEETS
(In thousands, except share data)

                                                                             --------------------------------
                                                                             September 30           March 31
                                                                                2000                   2000
                                                                              --------               --------
ASSETS                                                                       (unaudited)

CURRENT ASSETS:
   Cash and equivalents (note 2)                                              $  1,053               $    161
   Short-term investments (note 2)                                               3,568                   --
   Accounts receivable                                                           1,406                    934
   Service parts inventory                                                       1,589                  1,734
   Prepaid expenses                                                                 31                      9
   Deferred income taxes                                                           320                  1,146
   Net current assets of discontinued operations                                  --                      775
                                                                              --------               --------
                Total current assets                                             7,967                  4,759
                                                                              --------               --------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, AT COST                                    2,329                  2,578
   Less accumulated depreciation                                                 1,802                  2,219
                                                                              --------               --------
                Net equipment and leasehold improvements                           527                    359
                                                                              --------               --------
OTHER ASSETS                                                                        24                     25
NET NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS                                 --                    2,413
                                                                              --------               --------
                                                                              $  8,518               $  7,556
                                                                              ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Note payable (to a related party)                                          $   --                 $    264
   Current installments of long-term debt                                          371                    443
   Accounts payable                                                                401                  1,075
   Accrued compensation and benefits                                               382                    678
   Customer advances and unearned revenue                                          745                    698
   Accrued income taxes                                                            825                     55
                                                                              --------               --------
                Total current liabilities                                        2,724                  3,213
                                                                              --------               --------
LONG-TERM DEBT, EXCLUDING CURRENT INSTALLMENTS
       ($468 and $791 to a related party, respectively)                            571                    791
STOCKHOLDERS' EQUITY:
   Preferred stock                                                                --                     --
   Common stock, $.24 par value                                                  2,867                  2,846
   Additional paid-in capital                                                   23,028                 23,005
   Accumulated deficit                                                         (20,672)               (22,299)
                                                                              --------               --------
                Total stockholders' equity                                       5,223                  3,552
                                                                              --------               --------

                                                                              $  8,518               $  7,556
                                                                              ========               ========

See accompanying notes to financial statements

BARRISTER GLOBAL SERVICES NETWORK, INC.
STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share amounts)


                                                                      Three months ended                Six months ended
                                                                   ------------------------        ------------------------
                                                                   Sept 30         Sept 30         Sept 30        Sept 30
                                                                     2000            1999            2000            1999
                                                                   --------        --------        --------        --------

REVENUES                                                           $  2,696        $  2,105        $  5,096        $  3,990

COSTS AND EXPENSES:
   Cost of services                                                   2,025           1,593           3,813           3,173
   Selling, general and administrative expenses                         836             737           1,586           1,495
                                                                   --------        --------        --------        --------
OPERATING LOSS                                                         (165)           (225)           (303)           (678)
                                                                   --------        --------        --------        --------


INTEREST EXPENSE (INCOME):
   Related party                                                         22              22              43              45
   Other                                                                (80)             11            (117)             20
                                                                   --------        --------        --------        --------
       Total interest                                                   (58)             33             (74)             65
                                                                   --------        --------        --------        --------

NET LOSS FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                                              (107)           (258)           (229)           (743)

Income tax benefit (note 4)                                             (38)           --               (83)           --
                                                                   --------        --------        --------        --------
NET LOSS FROM CONTINUING OPERATIONS                                     (69)           (258)           (146)           (743)

DISCONTINUED OPERATIONS (NOTE 3):
  Gain (loss) from discontinued operations                               --              84            --               (23)
  Gain (loss) on sale of discontinued operations
      net of income taxes of $1,694                                      (5)                          1,773            --
                                                                   --------        --------        --------        --------
NET EARNINGS (LOSS)                                                $    (74)       $   (174)       $  1,627        $   (766)
                                                                   ========        ========        ========        ========

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:
   Continuing operations                                           $   (.01)       $   (.03)       $   (.01)       $   (.08)
   Discontinued operations                                             (.00)            .01             .15            (.00)
                                                                   --------        --------        --------        --------
       Total                                                       $   (.01)       $   (.02)       $    .14        $   (.08)
                                                                   ========        ========        ========        ========

Weighted average number of common shares outstanding:
         Basic and diluted                                           11,924           9,560          11,899           9,270
                                                                   ========        ========        ========        ========


See accompanying notes to financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)
(In thousands)



                                                                        Additional
                                       Preferred        Common            paid-in      Accumulated
                                         stock           stock            capital         deficit            Total
                                        -------         --------         --------         --------          --------

Balance at March 31, 2000               $  --           $  2,846         $ 23,005         $(22,299)         $  3,552

Sale of 88,500 common shares               --                 21               23             --                  44

Net earnings                               --               --               --              1,627             1,627
                                        -------         --------         --------         --------          --------
Balance at Sept. 30, 2000               $  --           $  2,867         $ 23,028         $(20,672)         $  5,223
                                        =======         ========         ========         ========          ========










Common stock - 11,944,963 and 11,856,556 shares issued and outstanding at September 30, 2000 and March 31, 2000 respectively.

See accompanying notes to financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.
STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

                                                                                            Six months ended
                                                                                            ----------------
                                                                                     Sept 30                Sept 30
                                                                                       2000                   1999
                                                                                      -------                -------

Cash flows from operating activities:
       Net earnings (loss)                                                            $ 1,627                $  (766)
       Adjustments to reconcile net earnings (loss) to net
          cash used by operating activities:
              Loss from discontinued operations                                          --                       23
              Gain on sale of discontinued operations                                  (3,467)                  --
              Deferred income taxes                                                       826                   --
              Depreciation                                                                 71                     57
              Changes in current assets and liabilities:
                 Accounts receivable                                                     (472)                    84
                 Inventories                                                              145                    188
                 Prepaid expenses                                                         (22)                    21
                 Accounts payable                                                        (674)                   (84)
                 Accrued compensation and benefits                                       (296)                    51
                 Customer advances and unearned revenues                                   47                    (21)
                 Other liabilities                                                        770                     (5)
                                                                                      -------                -------
              Net cash used by operating activities                                    (1,445)                  (452)
                                                                                      -------                -------


Cash flows from investing activities:
       Additions to equipment and leasehold improvements                                 (239)                   (95)
       Proceeds from sale of discontinued operations                                    6,623                   --
       Purchases of short-term investments                                             (3,568)                  --
       Other assets                                                                         1                      6
                                                                                      -------                -------
              Net cash provided (used) by investing activities                          2,817                    (89)
                                                                                      -------                -------

Cash flows from financing activities:
       Proceeds from long-term debt                                                       152                    100
       Repayment of debt                                                                 (708)                  (148)
       Proceeds from sale of common stock                                                  44                    306
                                                                                      -------                -------
              Net cash provided (used) by financing activities                           (512)                   258
                                                                                      -------                -------

Net increase (decrease) in cash and equivalents
    from continuing operations                                                            860                   (283)
Net increase in cash from discontinued operations                                          32                    220
                                                                                      -------                -------
Net increase (decrease) in cash and equivalents                                           892                    (63)
Cash and equivalents at beginning of period                                               161                    222
                                                                                      -------                -------
Cash and equivalents at end of period                                                 $ 1,053                $   159
                                                                                      =======                =======
Supplemental disclosure of cash flow information:

              Interest paid                                                           $    64                $    25
                                                                                      =======                =======



See accompanying notes to financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS

1. In the opinion of Management, the accompanying financial statements present fairly the financial position, results of operations and cash flows for the periods shown. The second quarter results for each year represent operations for the quarters ended September 30, 2000 and September 30, 1999. The financial data included herein was compiled in accordance with the same accounting policies applied to the Company's audited annual financial statements. Any adjustments made were of a normal recurring nature.

         The results of operations for the six month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2. Cash and equivalents consist of cash and liquid debt instruments with maturities of three months or less from the date of purchase. Cash and equivalents are stated at cost plus accrued interest, which approximates market value. Short-term investments are classified as held-to-maturity securities based on the Company's ability and intent to hold the securities until maturity. The securities have a term of six months and are recorded at amortized cost adjusted for the accretion of discounts or cost plus accrued interest.

3. On May 5, 2000, the Company sold substantially all of the assets of the Company's software business to Keystone Solutions US, Inc. ("Keystone"), a wholly owned subsidiary of Keystone Software PLC. The selling price was $8,000,000 in cash plus the assumption by Keystone of certain liabilities. The selling price is subject to adjustment in the event that the net assets delivered differ from amounts stipulated in the agreement or if there are any contingent, hidden or undisclosed liabilities relating to the purchased assets or the software business. The Company has agreed to indemnify Keystone with respect to any breach of its representations and warranties (subject to a $50,000 basket and a cap of the purchase price paid) or any breach of any covenant of the Company contained in the Asset Purchase Agreement. The Company has also agreed to indemnify Keystone with respect to claims or actions pending at or arising after the closing date (May 5, 2000) that relate to the operation of the software business prior to that date. Of the selling price, $800,000 is held in escrow for the payment of any of the above claims. In November $311,000 of the escrow was paid to Keystone regarding certain of these claims. Approximately $200,000 of the escrow will be released to the Company in its third quarter. The balance of the escrow less payment for additional claims, if any, will be paid in equal amounts over an additional six months.

         The pre-tax net gain on the sale of the software business was $3,467,000. The gain excludes the amount held in escrow. Any amounts received from the escrow funds will be recorded in the period of receipt. The net gain less applicable income taxes (see note 4) is shown in the statements of operations under the caption discontinued operations. For the six month period ended September 30, 1999, revenues from discontinued operations were $3,470,000 and a loss of $23,000 was incurred.

         The software business assets sold and liabilities assumed by Keystone have been segregated in the March 31, 2000 balance sheet as net assets of discontinued operations. The components are as follows (in thousands):

        Current assets, primarily accounts receivable             $     1,299
        Equipment and leasehold improvements, net                         217
        Software production costs                                       1,315
        Goodwill                                                          986
        Current liabilities                                              (427)
        Current installments of long term debt                            (97)
        Long-term debt, excluding current installments                   (105)
                                                                  -----------
                                                                  $     3,188
                                                                  ===========

         4. The income tax provision associated with the gain from the sale of the software business (see note 3) is higher than the statutory tax rate since goodwill valued at $986,000 on the books had a zero basis for tax purposes. The provision includes current taxes of $894,000 and deferred taxes of $800,000. The deferred taxes resulted from the use of tax loss carryforwards from prior years, the reversal of temporary differences between book and tax on the assets sold and the temporary difference created by the treatment of the proceeds held in escrow.

         The Company had no current tax expense or benefit in the quarter or six months ended September 30, 1999 from continuing or discontinued operations due to its operating loss. No deferred taxes were recognized in the first six months of the prior year since changes in the net deferred tax asset were fully offset by changes in the valuation allowance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

         The Company experienced a net increase in cash and short-term investments of $4,460,000 for the first six months of fiscal 2001. Proceeds from the sale of the Company's software business on May 5, 2000, less associated expenses, amounted to $6,623,000. Certain of the proceeds were used to repay $711,000 of current and long-term debt, $674,000 of accounts payable and $296,000 of accrued compensation and benefits. As a result, the Company's cash and short term investments increased from $161,000 at March 31, 2000 to $4,621,000 at September 30, 2000. The principal cash requirements expected for fiscal 2001 are additions to equipment and leasehold improvements which are expected to increase over amounts spent in prior years, primarily for a telephone system and computer equipment. Debt repayments, including the repayments made during the first six months, should approximate $876,000. The Company's cash and short term investments will be sufficient to cover working capital, capital expenditure requirements and debt repayments in fiscal 2001.

RESULTS OF OPERATIONS

         For the quarter ended September 30, 2000, revenues increased 28.0% from the same quarter in 1999. For the six month period ended September 30, 2000, revenues increased 27.7% compared with the first six months of the prior year. These increases resulted from growth in revenues from hardware maintenance contracts and from services provided on a time and materials basis. For the comparative second quarters, revenues from hardware maintenance contracts grew to $2,073,000, an increase of 27.6% and for the comparative first six months these revenues grew to $3,894,000, an increase of 23.2%. These increases principally resulted from the capture of new contracts, primarily through the Company's reseller channel. Time and material revenues increased by 30.1% to a total of $623,000 for the comparable second quarters and by 42.2% to a total of $1,170,000 for the comparative six month periods. Business generated from two customers that commenced in the second and fourth quarters of last year was the primary reason for these increases.

         The cost of services decreased as a percentage of revenues from 75.6% in the second quarter of the prior year to 75.1% in the second quarter of the current year. For the comparable first six months, these expenses decreased as a percentage of revenues from 79.5% to 74.8%. The principal reason for these decreases is reduced levels of expense associated with the service parts inventory.

         Selling, general and administrative expenses were 31.0% of revenues for the second quarter of this year compared to 35.0% of revenues for the comparable quarter last year. For the comparable six month periods, these expenses were 31.1% of revenues compared to 37.5% of revenues in the previous year. The primary reason for these decreases is that the increases in revenues have been achieved without any growth in the general and administrative costs of the company. Any increases in these costs have been offset by staff reductions based on the sale of the software business of the Company to Keystone Solutions US, Inc. in May 2000.


         Interest income was earned in the second quarter and first six months of the current year based on income received on the investment of the net proceeds from the sale of the software business. These proceeds were also used to pay certain outstanding interest bearing debt of the Company.

         The Company had no current tax expense or benefit in the quarter or six months ended September 30, 1999 due to its operating loss. No deferred taxes were recognized in the first six months of the prior year since changes in the next deferred tax asset were fully offset by changes in the valuation allowance.

         The pre-tax net gain on discontinued operations is based on the sale of the Company's software business to Keystone on May 5, 2000. The income tax provision associated with the gain from the sale of the software business is higher than the statutory tax rate since goodwill valued at $986,000 on the books had a zero basis for tax purposes. The provision includes current taxes of $894,000 and deferred taxes of $800,000. The deferred taxes resulted from the use of tax loss carryforwards from prior years, the reversal of temporary differences between book and tax on the assets sold and the temporary difference created by the treatment of the proceeds held in escrow.

         The increase in the weighted average number of common shares outstanding resulted from the conversion of all of the preferred stock into 2,500,000 shares of common stock in September, 1999, and the issuance of 283,000 shares as stock bonuses or upon the exercise of stock options since the second quarter of the prior year.

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

PART II. OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K

         (a)      Exhibits: None

         (b) Reports on Form 8-K: Change in registrant's certifying accountants, filed October 20, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRISTER GLOBAL SERVICES NETWORK, INC.

Date:        November 13, 2000          By:      /s/   Henry P. Semmelhack
        ----------------------             --------------------------------
                                                       Henry P. Semmelhack
                                                           President
                                                              and
                                                      Chief Executive Officer

Date:       November 13, 2000           By:      /s/   Richard P. Beyer
        ----------------------             ---------------------------------
                                                       Richard P. Beyer
                                                    Vice President, Finance
                                                  (Principal Financial Officer)