Form 10-Q
period 2000-12-31
BARRISTER GLOBAL SERVICES NETWORK INC
filed 2001-02-12
CIK 754128

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended	December 31, 2000

Commission File Number	0-14063

BARRISTER GLOBAL SERVICES NETWORK, INC.
(Exact name of Registrant as specified in its charter)

Delaware	16-1176561

(State or other jurisdiction of	(I.R.S. Employer

incorporation of organization)	Identification No.)

290 Ellicott Street, Buffalo, New York	14203

(Address of principal executive offices)	(Zip Code)

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

Yes	X	No

Class	Outstanding at January 31, 2001

Common $.24 Par Value	11,944,963 Shares

BARRISTER GLOBAL SERVICES NETWORK, INC.

INDEX

			Page
PART I.		Financial Information	Number

	Item 1.	Financial Statements

	Balance Sheets at December 31, 2000
	and March 31, 2000		3

	Statements of Operations -
	Three and Nine Months Ended December 31, 2000
	and December 31, 1999		4

	Statement of Stockholders’ Equity -
	Nine Months Ended December 31, 2000		5

	Statements of Cash Flows -
	Nine Months Ended December 31, 2000
	and December 31, 1999		6

	Notes to Financial Statements		7

	Item 2.	Management’s Discussion and Analysis
		of Financial Condition and Results
		of Operations	9

PART II.		Other Information

	Item 6.	Exhibits and Reports on Form 8-K	11

PART I. FINANCIAL INFORMATION
BARRISTER GLOBAL SERVICES NETWORK, INC.
BALANCE SHEETS
(In thousands, except share data)

	December 31	March 31
	2000	2000

ASSETS	(unaudited)

Current assets:

Cash and equivalents (note 2)	$945	$161

Short-term investments (note 2)	3,122	—

Accounts receivable	1,858	934

Service parts inventory	1,506	1,734

Prepaid expenses	59	9

Deferred income taxes	26	1,146

Net current assets of discontinued operations	—	775

Total current assets	7,516	4,759

Equipment and leasehold improvements, at cost	2,350	2,578

Less accumulated depreciation	1,848	2,219

Net equipment and leasehold improvements	502	359

Other assets	26	25

Net non-current assets of discontinued operations	—	2,413

	$8,044	$7,556

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Note payable (to a related party)	$—	$264

Current installments of long-term debt	391	443

Accounts payable	492	1,075

Accrued compensation and benefits	302	678

Customer advances and unearned revenue	600	698

Accrued income taxes	327	55

Total current liabilities	2,112	3,213

Long-term debt, excluding current installments

($379 and $791 to a related party, respectively)	472	791

Stockholders’ equity :

Preferred stock	—	—

Common stock, $.24 par value	2,867	2,846

Additional paid-in capital	23,028	23,005

Accumulated deficit	(20,435)	(22,299)

Total stockholders’ equity	5,460	3,552

	$8,044	$7,556

See accompanying notes to financial statements

BARRISTER GLOBAL SERVICES NETWORK, INC.
STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share amounts)

	Three months ended		Nine months ended

	Dec 31	Dec 31	Dec 31	Dec 31
	2000	1999	2000	1999

Revenues	$2,792	$2,382	$7,888	$6,372

Costs and expenses:

Cost of services	2,091	1,901	5,904	5,074

Selling, general and administrative expenses	834	728	2,420	2,223

Operating loss	(133)	(247)	(436)	(925)

Interest expense (income):

Related party	24	26	67	71

Other	(95)	11	(212)	31

Total interest	(71)	37	(145)	102

Net loss from continuing operations before income taxes	(62)	(284)	(291)	(1,027)

Income tax benefit (note 4)	(23)	—	(106)	—

Net loss from continuing operations	(39)	(284)	(185)	(1,027)

Discontinued operations (note 3):

Gain (loss) from discontinued operations	—	(5)	—	(28)

Gain (loss) on sale of discontinued operations net of income taxes of $169 and $1,863	276	—	2,049	—

Net earnings (loss)	$237	$(289)	$1,864	$(1,055)

Basic and diluted earnings (loss) per common share:

Continuing operations	$.00	$(.02)	$(.01)	$(.10)

Discontinued operations	.02	.00	.17	.00

Total	$.02	$(.02)	$.16	$(.10)

Weighted average number of common shares outstanding:

Basic and diluted	11,945	11,702	11,915	10,080

See accompanying notes to financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(In thousands)

			Additional
	Preferred	Common	paid-in	Accumulated
	stock	stock	capital	deficit	Total

Balance at March 31, 2000	$—	$2,846	$23,005	$(22,299)	$3,552

Sale of 88,500 common shares	—	21	23	—	44

Net earnings	—	—	—	1,864	1,864

Balance at Dec. 31, 2000	$—	$2,867	$23,028	$(20,435)	$5,460

Common stock — 11,944,963 and 11,856,556 shares issued and outstanding at December 31, 2000 and March 31, 2000 respectively.

See accompanying notes to financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.
STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Nine months ended

	Dec 31	Dec 31
	2000	1999

Cash flows from operating activities:

Net earnings (loss)	$1,864	$(1,027)

Adjustments to reconcile net earnings (loss) to net

cash used by operating activities:

Loss from discontinued operations	—	(28)

Gain on sale of discontinued operations	(3,912)	—

Deferred income taxes	1,120	—

Depreciation	117	97

Changes in current assets and liabilities:

Accounts receivable	(924)	117

Inventories	228	320

Prepaid expenses	(50)

Accounts payable	(583)	254

Accrued compensation and benefits	(376)	(57)

Customer advances and unearned revenues	(98)	(61)

Other liabilities	272	7

Net cash used by operating activities	(2,342)	(378)

Cash flows from investing activities:

Additions to equipment and leasehold improvements	(260)	(135)

Proceeds from sale of discontinued operations	7,072	—

Purchases of short-term investments	(3,122)	—

Other assets	(1)	32

Net cash provided (used) by investing activities	3,689	(103)

Cash flows from financing activities:

Proceeds from long-term debt	152	100

Repayment of debt	(787)	(148)

Proceeds from sale of common stock	44	306

Net cash (used) provided by financing activities	(591)	258

Net increase (decrease) in cash and equivalents from continuing operations	756	(223)

Net increase in cash from discontinued operations	28	158

Net increase (decrease) in cash and equivalents	784	(65)

Cash and equivalents at beginning of period	161	222

Cash and equivalents at end of period	$945	$157

Supplemental disclosure of cash flow information:

Interest paid	$88	$25

See accompanying notes to financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS

1.   In the opinion of Management, the accompanying financial statements present fairly the financial position, results of operations and cash flows for the periods shown. The third quarter results for each year represent operations for the quarters ended December 31, 2000 and December 31, 1999. The financial data included herein was compiled in accordance with the same accounting policies applied to the Company’s audited annual financial statements. Any adjustments made were of a normal recurring nature.

      The results of operations for the nine month period ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year.

2.   Cash and equivalents consist of cash and liquid debt instruments with maturities of three months or less from the date of purchase. Cash and equivalents are stated at cost plus accrued interest, which approximates market value. Short-term investments are classified as held-to-maturity securities based on the Company’s ability and intent to hold the securities until maturity. The securities have a term of six to nine months and are recorded at amortized cost adjusted for the accretion of discounts or cost plus accrued interest.

3.   On May 5, 2000, the Company sold substantially all of the assets of the Company’s software business to Keystone Solutions US, Inc. (“Keystone”), a wholly owned subsidiary of Keystone Software PLC. The selling price was $8,000,000 in cash plus the assumption by Keystone of certain liabilities. The selling price is subject to adjustment in the event that the net assets delivered differ from amounts stipulated in the agreement or if there are any contingent, hidden or undisclosed liabilities relating to the purchased assets or the software business. The Company has agreed to indemnify Keystone with respect to any breach of its representations and warranties (subject to a $50,000 basket and a cap of the purchase price paid) or any breach of any covenant of the Company contained in the Asset Purchase Agreement. The Company has also agreed to indemnify Keystone with respect to claims or actions pending at or arising after the closing date (May 5, 2000) that relate to the operation of the software business prior to that date. Of the selling price, $800,000 was held in escrow for the payment of any of the above claims. In the third quarter $311,000 of the escrow was paid to Keystone based on agreements reached with Keystone to finalize certain of these claims. During that quarter, the Company received $184,000 in distributions from the escrow. The balance of the escrow less payment for additional claims, if any, will be received over a six month period starting February 1, 2001.

      The estimated pre-tax net gain on the sale of the software business was $3,912,000. This amount is net of a loss of $176,000 incurred from the measurement date of April 5, 2000 to the closing date. Of the net gain, $445,000 was recorded in the third quarter, based on an updated estimate of the expected amount to be realized from the escrow after certain claims were resolved as discussed above. The net gain less applicable income taxes (see note 4) is shown in the statements of operations under the caption discontinued operations. For the nine month period ended December 31, 1999, revenues from discontinued operations were $5,050,000 and a loss of $28,000 was incurred.

      The software business assets sold and liabilities assumed by Keystone were segregated in the March 31, 2000 balance sheet as net assets of discontinued operations. The components are as follows (in thousands):

Current assets, primarily accounts receivable	$1,299

Equipment and leasehold improvements, net	217

Software production costs	1,315

Goodwill	986

Current liabilities	(427)

Current installments of long term debt	(97)

Long-term debt, excluding current installments	(105)

$3,188

      4. The income tax provision associated with the gain from the sale of the software business (see note 3) is higher than the statutory tax rate since goodwill valued at $986,000 on the books had a zero basis for tax purposes. The provision includes current taxes of $780,000 and deferred taxes of $1,083,000. The deferred taxes resulted from the use of tax loss carryforwards from prior years and the reversal of temporary differences between book and tax on the assets sold.

      The Company had no current tax expense or benefit in the quarter or nine months ended December 31, 1999 from continuing or discontinued operations due to its operating loss. No deferred taxes were recognized in the first nine months of the prior year since changes in the net deferred tax asset were fully offset by changes in the valuation allowance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

      The Company experienced a net increase in cash and short-term investments of $3,906,000 for the first nine months of fiscal 2001. Proceeds from the sale of the Company’s software business on May 5, 2000, including amounts expected to be realized from the escrow, less associated expenses, amounted to $7,072,000. Certain of the proceeds were used to repay $787,000 of current and long-term debt, $583,000 of accounts payable and $376,000 of accrued compensation and benefits. In addition, the Company has experienced an increase in accounts receivable of $924,000, which includes $265,000 to be paid from the escrow. As a result, the Company’s cash and short term investments increased from $161,000 at March 31, 2000 to $4,067,000 at December 31, 2000. The principal cash requirements expected for fiscal 2001 are additions to equipment and leasehold improvements which will exceed amounts spent in prior years, primarily for a telephone system and computer equipment. Debt repayments, including the repayments made during the first nine months, should approximate $871,000. The Company’s cash and short term investments will be sufficient to cover working capital, capital expenditure requirements and debt repayments in fiscal 2001.

Results of Operations

      For the quarter ended December 31, 2000, revenues increased 17.2% from the same quarter in 1999. For the nine month period ended December 31, 2000, revenues increased 23.8% compared with the first nine months of the prior year. These increases primarily resulted from growth in revenues from hardware maintenance contracts. For the comparative third quarters, revenues from hardware maintenance contracts grew to $2,199,000, an increase of 39.1% and for the comparative first nine months these revenues grew to $6,093,000, an increase of 28.5%. These increases principally resulted from the capture of new contracts, primarily through the Company’s reseller channel. Time and material revenues decreased by 26.6% to a total of $588,000 for the comparable third quarters and increased by 8.3% to a total of $1,758,000 for the comparative nine month periods. The decrease for the comparative third quarters was a result of certain large installation and hardware upgrade projects which occurred in the third quarter of the prior year. The increase for the comparative nine month periods principally resulted from business generated from two customers that commenced in the second and fourth quarters of last year.

      The cost of services decreased as a percentage of revenues from 79.8% in the third quarter of the prior year to 74.9% in the third quarter of the current year. For the comparable first nine months, these expenses decreased as a percentage of revenues from 79.6% to 74.9%. The principal reason for these decreases is reduced levels of expense associated with the service parts inventory.

      Selling, general and administrative expenses were 29.9% of revenues for the third quarter of this year compared to 30.6% of revenues for the comparable quarter last year. For the comparable nine month periods, these expenses were 30.7% of revenues compared to 34.9% of revenues in the previous year. The primary reason for these decreases is that the increases in revenues have been achieved without any growth in the general and administrative costs of the company. Any increases in these costs have been offset by staff reductions based on the sale of the software business of the Company to Keystone Solutions US, Inc. in May 2000.

      Interest income was earned in the third quarter and first nine months of the current year based on income received on the investment of the net proceeds from the sale of the software business. These proceeds were also used to pay certain outstanding interest bearing debt of the Company.

      The Company had no current tax expense or benefit in the quarter or nine months ended December 31, 1999 due to its operating loss. No deferred taxes were recognized in the first nine months of the prior year since changes in the net deferred tax asset were fully offset by changes in the valuation allowance.

      The pre-tax net gain on discontinued operations is based on the sale of the Company’s software business to Keystone on May 5, 2000. The income tax provision associated with the gain from the sale of the software business is higher than the statutory tax rate since goodwill valued at $986,000 on the books had a zero basis for tax purposes. The provision includes current taxes of $780,000 and deferred taxes of $1,083,000. The deferred taxes resulted from the use of tax loss carryforwards from prior years and the reversal of temporary differences between book and tax on the assets sold.

      The increase in the weighted average number of common shares outstanding resulted from the conversion of all of the preferred stock into 2,500,000 shares of common stock in September, 1999, and the issuance of 283,000 shares as stock bonuses or upon the exercise of stock options since the second quarter of the prior year.

Forward-Looking Statement

      When used in this report, the words “expects”, “believes” and “intends” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company’s business in the Company’s periodic reports on Form 10K and 10Q filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits: None

(b)	Reports on Form 8-K: None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRISTER GLOBAL SERVICES NETWORK, INC.

Date:	February 12, 2001	By:	/s/ Henry P. Semmelhack

Henry P. Semmelhack
President
and
Chief Executive Officer

Date:	February 12, 2001	By:	/s/ Richard P. Beyer

Richard P. Beyer
Vice President, Finance
(Principal Financial Officer)