Form 10-K
period 2001-03-31
BARRISTER GLOBAL SERVICES NETWORK INC
filed 2001-06-19
CIK 754128

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

       The aggregate market value of Common Stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on June 1, 2001 was approximately $4.7 million.

       The number of shares outstanding of the Registrant's common stock, $.24 par value, was 11,944,963 at June 1, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 10, 2001, are incorporated by reference in Part III.

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

       The Company was formed in 1972 as the Office Automation Division of Comptek Research, Inc. ("Comptek"). On March 26, 1982, the division was incorporated under the laws of New York and was spun off to the Comptek shareholders as a separate company, named Barrister Information Systems Corporation. In July 1985, the Company sold shares of its common stock in its initial public offering. The Company's shares are currently traded on the American Stock Exchange. In December, 1997, the Company reincorporated under the laws of Delaware. On May 5, 2000 the Company was renamed Barrister Global Services Network, Inc.

       The Company's headquarters are at 290 Ellicott Street, Buffalo, New York 14203, telephone 716-845-5010. In addition, the Company has a number of sales and services offices throughout the United States.

       During fiscal 2000, the Company operated as two business segments:
Equipment Maintenance Services and Software. On May 5, 2000, the Company sold substantially all of the assets of its Software Business to Keystone Solutions US, Inc. ("Keystone") a wholly owned subsidiary of Keystone Software PLC. For financial statement purposes, the Company's Software Business is reported as a discontinued operation. Since selling its Software Business, Company operations have focused on Equipment Maintenance Services.

EQUIPMENT MAINTENANCE SERVICES BUSINESS

       From the mid-1970's to about 1989, the Company manufactured mini-computers and other equipment as part of the Barrister System, a turnkey system of computer, peripherals and software, sold principally to the law firm market. A nationwide organization was established to support these clients and maintain the Barrister equipment.

       When the Company stopped manufacturing mini-computers, the service organization continued to support the Barrister customers and implemented a strategy to diversify into the maintenance of desktop computer equipment. In 1989, nearly 100% of service revenues came from the maintenance of Barrister mini-computers and equipment. Today nearly 100% of equipment maintenance services derive from desktop equipment.

SERVICES MARKET

       The Company provides equipment maintenance services throughout North America for desktop equipment including personal computers, servers and other equipment which attach to Local Area Networks (LANs). Using its staff of hardware technicians and third party service companies, the Company provides comprehensive maintenance services for such equipment. The Company provides a nationwide toll-free number for customer service and provides a seven-day, twenty-four hour maintenance capability.

       In 1998, the Company took the initiative and developed and licensed several software modules and integrated them into an Internet-based software system which provides unique and innovative ways to provide and manage equipment maintenance services to its clients. This integrated software system is called the Barrister Global Service Network (GSN) and allows for clients anywhere in the world to place service requests and view the status of service calls using the Internet. Further, the system provides management information to client and company managers responsible for service delivery. Finally, GSN provides a mechanism over the Internet to transmit service requests to third party subcontractors, to monitor and manage those service calls and to measure service delivery performance. The ability to manage third party service providers and provide summary management information is a unique and powerful capability. This capability has received favorable comment as a valuable value-added service from clients and prospects. This capability has lead to positive changes in the national service delivery process and has allowed expansion through partners without the addition of physical locations.

       Since 1972, the Company has established a field service organization located in a number of cities throughout the United States. To support them, a depot repair facility located in Buffalo, New York performs repairs on equipment shipped to Buffalo. These resources have enabled the Company to sell depot repair service contracts in addition to its traditional equipment maintenance service contracts.

       Sales of services are the result of a direct sales force focused on this market. A variety of service plans are offered which cover a long list of OEM desktop system products. In addition, the Company has established business relationships with companies such as Amdahl Corporation, Amherst Computer Products, Avnet, Inc., Entex IT Services, Inc., GE Access, IBM Corporation and Pioneer-Standard Electronics, Inc. to provide services on a contractual basis.

       Since product life cycles for hardware are relatively short, the Company provides on going training to its service technicians and continuously reviews its spare parts inventory for potential obsolescence. The Company believes there are sufficient technicians available to meet its business needs and that adequate sources of parts will be available to meet technological and product life cycle changes.

 SERVICES COMPETITION

       Providing on-site maintenance and depot repair services to clients is a highly competitive business. The principal competitive factors are price, expertise, reputation and geographic location of staff. The market for hardware maintenance services is very large; it encompasses all businesses, is highly price competitive, has low technological barriers to entry and the equipment serviced has short product life cycles. The Company competes with numerous organizations which can provide similar maintenance services, many of which are substantially larger, better known and have substantially greater name recognition and financial, marketing, technical and personnel resources than the Company. The Company believes it distinguishes itself by its unique use of the Barrister Global Services Network, by which it manages equipment maintenance services using the Internet, by its skills in managing a large number of geographically dispersed service partners and by providing services on a dependable and cost effective basis to customers with multiple locations throughout North America.

MAJOR BUSINESS RELATIONSHIPS

       The Company does substantial business with three customers:
Pioneer-Standard Electronics, Inc. ("Pioneer"), IBM Corporation ("IBM") and Entex IT Services, Inc. Total revenues generated from these customers amounted to approximately 24% of revenues in fiscal 2001. In Fiscal 2000 an agreement was reached with Pioneer to provide nationwide support on Intel-based systems and servers that Pioneer distributes to Value-Added Resellers (VARs), Original Equipment Manufacturers (OEMs) and end users. Similar agreements were signed with Avnet and GE Access in Fiscal 2001. The IBM, Pioneer and Extex business is through a number of hardware maintenance subcontracts to provide service to customers of these companies.

SOFTWARE BUSINESS

       During fiscal 2000 and in prior years, the Company operated a Software Business which is being reported as discontinued operations, due to the sale of the business to Keystone on May 5, 2000. The Software Business segment focused on the development, marketing, licensing and installation of software for law firms, accounting firms, consultants and departments of Fortune 1000 companies. The majority of the staff for this business were located in Buffalo, New York with a development office in San Rafael, California.

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

EMPLOYEES

       On March 31, 2001, the Company had 130 full-time employees and 3 part-time employees. None of the Company's employees is represented by a labor union and the Company has had no work stoppages. The Company believes that employee relations are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

       The following sets forth certain information with respect to the executive officers of the Company as of June 15, 2001:

       Henry P. Semmelhack, 64, has served as the Company's Chairman of the Board of Directors, Chief Executive Officer and President since its incorporation in 1982. He was one of the founders of Comptek, and previously served as Comptek's Chairman of the Board, Chief Executive Officer and President.

       Richard P. Beyer, 54, is Senior Vice President-Finance, Chief Financial Officer, Treasurer and a Director of the Company. He joined Comptek in 1974 and served as its Vice President-Finance and Treasurer prior to assuming those positions with the Company in 1982.

       David L. Blankenship, 44, joined the Company in October, 1997 as its Vice President of Services Operations. He was promoted to Senior Vice President of Services Operations in May, 2000. Previously, he was President of Mill Street Recycling, Inc., a division of SCS Group, L.C. He also has been involved in companies which he founded, involving construction, mining and trucking.

       Russell J. Matuszak, 33, joined the Company in July, 2000 as its Secretary and General Counsel. Previously he was a Partner in the firm Cavanaugh & Matuszak. He also serves as an adjunct instructor in the Accounting Department at Canisius College, located in Buffalo, New York.

ITEM 2. PROPERTIES

       The Company currently leases all the facilities used in its business. The Company is headquartered in Buffalo, New York and currently leases approximately 35,000 square feet in a separate facility located at 290 Ellicott Street. Other office locations, which are used for regional sales offices and for servicing activities are as follows:

           Hartford, Connecticut    Boston, Massachusetts  Richmond, Virginia
           Atlanta, Georgia         New York, New York
           Greenbelt, Maryland      Cleveland, Ohio

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Company's common stock is traded on the American Stock Exchange under the symbol "BIS". The price ranges as reported by AMEX applicable to the common shares during each quarter of the years ended March 31, 2001 and March 31, 2000, are as follows:

                                     2001                      2000
                           -----------------------   -----------------------
                               High        Low          High         Low
                               ----        ---          ----         ---

       First Quarter            2.25       1.00         4.63         1.25
       Second Quarter           1.19       0.88         3.00         1.44
       Third Quarter            1.00       0.31         1.81         0.94
       Fourth Quarter           0.69       0.44         2.50         0.94

       The Company's common stock was held by approximately 365 shareholders of record as of June 1, 2001.

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

ITEM 6.    SELECTED FINANCIAL DATA

                                                                                Year Ended March 31
                                                      -------------------------------------------------------------------
                                                                2001          2000      1999         1998          1997
                                                      -------------------------------------------------------------------
                                                                      (In thousands, except per share amounts)

Statement of Operations Data: (1)
   Revenues                                               $   11,085   $    8,476   $   8,590    $   11,955  $     9,538
   Net loss from continuing operations                          (197)        (600)     (1,161)         (730)      (1,202)
   Net loss per common share from
     continuing operations:
       Basic and diluted                                        (.02)        (.06)       (.14)         (.09)        (.15)

Balance Sheet Data at Year End:  (1)
   Working capital                                             5,299        1,546       2,296         2,271        2,367
   Total assets                                                8,215        7,556       7,961         6,998        6,630
   Long-term debt                                                355          791       1,134         1,395        1,504
   Stockholders' equity                                        5,463        3,552       3,812         1,993        1,952

(1) All prior years have been restated to reflect discontinued operations consistent with current presentation. The discontinued operation is more fully discussed in note 2 to the financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

       Barrister Global Services Network, Inc. (the "Company") (formerly Barrister Information Systems Corporation) is a provider of multi-vendor computer equipment maintenance services with warranty authorizations for over 20 manufacturers and provides services for over 200 different manufacturers. The Company provides its customers with unusual value and powerful online information through its Global Service Network, a unique web-based service management system. A wide variety of services are offered, from on-site, mission-critical equipment services to depot repair, with services currently being provided in thousands of locations throughout North America. The Company provides national service delivery through centralized administration and computerized logistics; equipment repair both during and after equipment warranty periods; and cost-effective repairs through in-house repair expertise. Business is generated through direct sales to end-users, subcontracts from other companies, contracts with computer resellers to provide maintenance services to their customers and most recently from contracts with national distributors of computer equipment. The market for hardware maintenance services is very large; it encompasses all businesses, is highly price competitive, has low technological barriers to entry and the equipment serviced has short product life cycles.

       The Company also operated a software business which was focused on the development, marketing, licensing and installation of software for law firms, accounting firms, consultants and departments of Fortune 1000 companies. On April 5, 2000, the Company and Keystone Solutions US, Inc. signed an Asset Purchase Agreement for the sale of substantially all of the assets of the Company's software business. The asset sale has allowed the Company's management to concentrate attention and financial resources on its computer equipment maintenance services business.

       For financial reporting purposes, the Company's software business is being reported as a discontinued operation. The following discussion and analysis of operations and financial condition pertain to the Company's equipment maintenance services business, which constitutes the continuing operations. A separate section labeled Discontinued Operations is included at the end of this discussion and pertains to the disposal of the software business.

RESULTS OF OPERATIONS

       Revenues increased 30.8% for fiscal 2001 as compared to 2000 as a result of increases in both hardware maintenance contracts and time and materials services. Revenues from hardware maintenance contracts grew to $8.4 million, an increase of 32% from the prior year. This increase principally resulted from the capture of new contracts, primarily through the Company's reseller channel. Time and materials revenues increased 25.3% in fiscal 2001 when compared to 2000. The primary reason for this increase was business generated from two customers, one a reseller that contracted with the Company in fiscal 2000 and the other a direct customer who outsourced significant services to the Company in the second half of fiscal 2001. The Company believes that its Global Services Network, which is a web-based service management system for providing real-time service call tracking, service call details, service histories, equipment life-cycle information and service performance information has been instrumental in obtaining new business. It is expected that additional new business will result from the marketing of the capabilities of the Global Services Network. Also, the Company continues to pursue new business through distributors. Contracts have been signed with three major distributors which are expected to generate new business in fiscal 2002.

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

       The cost of services decreased as a percentage of revenues from 84.4% in fiscal 2000 to 76.1% in the current fiscal year. The principal reasons for this decrease are reduced levels of expenses associated with the service parts inventory and the ability to leverage certain fixed costs. The cost of services increased as a percentage of revenues from 81.2% in fiscal 1999 to 84.4% in 2000. The primary reason for this increase was an increase in subcontract services used for a number of installation and hardware upgrade projects in the second half of fiscal 2000. Cost of services includes provision for service parts inventory deemed to be no longer repairable or excess to the Company's needs based on actual and projected service revenues. The amount of such charges were $611,000, $900,000 and $942,000 for 2001, 2000 and 1999, respectively.

       Selling, general and administrative expenses were 29.2% of revenues for fiscal 2001 compared to 34.5% of revenues in 2000. The principal reason for this decrease is that the increase in revenues has been achieved without any growth in the general and administrative costs of the Company. Any increases in these costs have been offset by staff reductions based on the sale of the software business of the Company to Keystone Solutions US, Inc. in May 2000. Prior to the sale, all corporate related expenses were included in the general and administrative expenses of the Company since these expenses were not previously allocated to the Company's two business segments and the amount of reduction in these expenses, if any, could not be determined. The increase in selling, general and administrative expenses as a percentage of revenues from 30.2% in fiscal 1999 to 34.5% in 2000 was principally a result of higher commission expenses and the increase in the allowance for doubtful accounts.

       Interest income was earned in fiscal 2001 based on income received on the investment of the net proceeds from the sale of the software business. These proceeds were also used to pay certain outstanding interest bearing debt of the Company. Since the Company's investments are short-term, the recent drop in interest rates is expected to lead to lower amounts of interest income in fiscal 2002. Interest expense amounted to 1.7% and 2.1% of revenues for fiscal 2000 and 1999, respectively. The decrease in interest expense for fiscal 2000 was principally a result of the conversion of $333,000 in debt to common stock by BIS Partners in the fourth quarter of fiscal 1999.

       No current tax benefit was recorded in fiscal 2000 or 1999 due to the operating losses incurred. The current tax benefit recorded in 2001 resulted from the offset of the operating loss against the gain realized on the sale of the Company's software business in that year. No deferred taxes were recorded in 1999 since changes in the net deferred tax asset were fully offset by changes in the valuation allowance. The deferred tax benefit recorded in 2000 was based on the amount of deferred tax assets which were expected to be realized based on a projection of taxable income in fiscal 2001. The deferred tax expense recorded in 2001 resulted from the reversal of certain deductible temporary differences during that year. Based on the consideration of the weight of both positive and negative evidence as required by Statement of Financial Accounting Standards No. 109, management has determined that it is more likely than not that the deferred tax assets remaining at March 31, 2001 will not be realized. Therefore, no additional tax benefits were established in the statements of operations for the year ended March 31, 2001, since the Company has fully reserved for the tax effect of net deductible temporary differences and loss carryforwards. These benefits will be recorded in future periods as they are realized or as their realization becomes predictable.

DISCONTINUED OPERATIONS

       The pre-tax net gain on the sale of the software business was $3,936,000. This amount is net of a loss of $177,000 incurred from the measurement date of April 5, 2000 to the closing date. The Company realized net proceeds of approximately $7,100,000 from the sale. Of the net proceeds realized, a final payment of $236,000 was received in May, 2001. This amount was included in accounts receivable at March 31, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

       The Company experienced a net increase in cash and short term investments from continuing operations of $4,196,000 during fiscal 2001. An additional net increase in cash of $27,000 was realized from discontinued operations. Proceeds from the sale of the Company's software business on May 5, 2000 less associated expenses amounted to $7,097,000. Certain of the proceeds were used to repay $871,000 of current and long-term debt, $466,000 of accounts payable, $194,000 of accrued compensation and benefits and $425,000 of income taxes. In addition, the Company has experienced an increase in accounts receivable of $971,000, which includes the balance remaining in the escrow account of $236,000, which payment was received in May, 2001. As a result, the Company's cash and short-term investments increased from $161,000 at March 31, 2000 to $4,357,000 at March 31, 2001.

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

       The principal cash requirements expected for fiscal 2002 are additions to equipment and leasehold improvements which are expected to increase over amounts spent in prior years if an anticipated move of the Company's headquarters takes place. The Company has entered into a lease agreement to move in the second half of fiscal 2002. The agreement is subject to a number of contingencies which could result in a delay of the move or the Company seeking alternative sites. Debt repayments for fiscal 2002 should approximate $424,000. The Company's cash and short term investments will be sufficient to cover working capital, capital expenditure requirements and debt repayments in fiscal 2002.

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

       In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25." The adoption of this interpretation, effective July 1, 2000, did not have a material impact on the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       The Company, in the normal course of business, has exposure to interest rate risk from its long term debt obligations that have variable interest rates based on prime. The Company does not believe that its exposure to fluctuations in interest rates is material. A 10% change in the interest rate utilized on these long term debt obligations would have produced approximately $8,000 in additional interest expense for the fiscal year ended March 31, 2001.

       Due to the immateriality of the above noted market risk, the Company has decided not to utilize any form of financial instrument as a hedge against this risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE                                      PAGE

       Independent Auditors' Report ....................................................................    11

       Balance Sheets as of March 31, 2001 and 2000.....................................................    12

       Statements of Operations for the years ended March 31, 2001, 2000 and 1999.......................    13

       Statements of Stockholders' Equity for the years ended March 31, 2001, 2000 and 1999.............    14

       Statements of Cash Flows for the years ended March 31, 2001, 2000, and 1999......................    15

       Notes to Financial Statements....................................................................    16

       Financial Statement Schedule II - Valuation and Qualifying Accounts..............................    28

INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Barrister Global Services Network, Inc.
Buffalo, New York

We have audited the accompanying balance sheet of Barrister Global Services Network, Inc. (the "Company") as of March 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at
Item 14 (d). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit. The financial statements of the Company for the two years ended March 31, 2000 were audited by other auditors whose report, dated June 26, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Barrister Global Services Network, Inc. as of March 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
Buffalo, New York
May 18, 2001

BARRISTER GLOBAL SERVICES NETWORK, INC.
BALANCE SHEETS
(In thousands, except share data)

                                                                                               March 31
                                                                                   ----------------------------------
                                                                                          2001                 2000
                                                                                   ----------------------------------
ASSETS
CURRENT ASSETS:
   Cash and equivalents                                                              $   1,104           $     161
   Short term investments                                                                3,253                  -
   Accounts receivable, less allowance for doubtful accounts of
       $160 in  2001 and $250 in 2000                                                    1,905                 934
   Service parts inventory                                                               1,410               1,734
   Prepaid expenses                                                                         24                   9
   Deferred income taxes                                                                     -               1,146
   Net current assets of discontinued operations                                             -                 775
                                                                                     ---------            --------
                Total current assets                                                     7,696               4,759
                                                                                     ---------            --------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, AT COST:
   Computer and other equipment                                                          1,493               1,385
   Furniture and fixtures                                                                  643                 947
   Leasehold improvements                                                                  248                 246
                                                                                     ---------            --------
                                                                                         2,384               2,578
   Less accumulated depreciation                                                         1,890               2,219
                                                                                     ---------            --------
                Net equipment and leasehold improvements                                   494                 359
                                                                                     ---------            --------
OTHER ASSETS                                                                                25                  25
NET NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS                                            -               2,413
                                                                                     ---------            --------
                                                                                     $   8,215            $  7,556
                                                                                     =========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Note payable to a related party                                                   $       -            $    264
   Current installments of long-term debt
       ($379 in 2001 and $314 in 2000 to a related party)                                  424                 443
   Accounts payable                                                                        609               1,075
   Accrued compensation and benefits                                                       484                 678
   Customer advances and unearned revenue                                                  732                 698
   Other accrued expenses                                                                  148                  55
                                                                                     ---------            --------
                Total current liabilities                                                2,397               3,213
                                                                                     ---------            --------
LONG-TERM DEBT, EXCLUDING CURRENT INSTALLMENTS
       ($274 in 2001 and $620 in 2000 to a related party)                                  355                 791
COMMITMENTS AND CONTINGENCIES (Notes 8 and 13)
STOCKHOLDERS' EQUITY:
    Preferred stock, authorized 2,000,000 shares                                             -                   -
   Common stock, $.24 par value.  Authorized 20,000,000 shares;
       11,944,963 and 11,856,556 shares issued and outstanding
       in 2001 and 2000, respectively                                                    2,867               2,846
   Additional paid-in capital                                                           23,028              23,005
   Accumulated deficit                                                                 (20,432)            (22,299)
                                                                                     ---------            --------
                Total stockholders' equity                                               5,463               3,552
                                                                                     ---------            --------

                                                                                     $   8,215            $  7,556
                                                                                     =========            ========


See accompanying notes to financial statements

BARRISTER GLOBAL SERVICES NETWORK, INC.
STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

                                                                   Year Ended March 31
                                                          ------------------------------------
                                                            2001          2000           1999
                                                          ------------------------------------

REVENUES                                                  $ 11,085      $  8,476      $  8,590

COSTS AND EXPENSES:
   Cost of services                                          8,431         7,156         6,977
   Selling, general and administrative expenses              3,236         2,924         2,594
                                                          --------      --------      --------
OPERATING LOSS                                                (582)       (1,604)         (981)
                                                          --------      --------      --------

INTEREST EXPENSE (INCOME):
   Related party                                                80            97           157
   Other                                                      (273)           45            23
                                                          --------      --------      --------
       Total interest                                         (193)          142           180
                                                          --------      --------      --------

NET LOSS FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                       (389)       (1,746)       (1,161)

Income tax benefit                                            (192)       (1,146)            -
                                                          --------      --------      --------

NET LOSS FROM CONTINUING OPERATIONS                           (197)         (600)       (1,161)

DISCONTINUED OPERATIONS:
   Earnings (loss) from discontinued operations                  -          (163)        1,169
   Gain from sale of discontinued operations
      net of income taxes of $1,872                          2,064             -             -
                                                          --------      --------      --------
NET EARNINGS (LOSS)                                       $  1,867      $   (763)     $      8
                                                          ========      ========      ========

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:
   Continuing operations                                  $   (.02)     $   (.06)     $   (.14)
   Discontinued operations                                     .18          (.01)          .14
                                                          ========      ========      --------
       Total                                              $    .16      $   (.07)     $      -
                                                          ========      ========      ========

Weighted average number of common shares outstanding:
         Basic and diluted                                  11,922        10,519         8,363
                                                          ========      ========      ========

See accompanying notes to financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

                                                                         Year Ended March 31
                                                                 --------------------------------------
                                                                     2001           2000        1999
                                                                 --------------------------------------

PREFERRED STOCK:
   Beginning balance                                             $        -      $    1,250   $       -
   Issued 2,500 Series E shares in connection with
      acquisition of Icon Technologies, LLC                               -               -       1,250
   Conversion into 2,500,000 shares of common stock                       -          (1,250)          -
                                                                 ----------      ----------   ---------
       Ending balance                                                     -               -       1,250
                                                                 ----------      ----------   ---------

COMMON STOCK:
   Beginning balance                                                  2,846           2,134       1,972
   Issuance of 88,407 shares, 465,320 shares and 291,991
      shares in 2001, 2000, 1999, respectively                           21             112          70
   Issued 382,883 shares on conversion of debt                            -               -          92
   Issued 2,500,000 shares on conversion of
      preferred stock                                                     -             600           -
                                                                 ----------      ----------   ---------
       Ending balance                                                 2,867           2,846       2,134
                                                                 ----------      ----------   ---------

ADDITIONAL PAID-IN CAPITAL:
   Beginning balance                                                 23,005          21,964      21,565
   Issuance of common shares                                             23             391         158
   Issuance of shares on conversion of debt                               -               -         241
   Conversion of preferred stock                                          -             650           -
                                                                 ----------      ----------   ---------
       Ending balance                                                23,028          23,005      21,964
                                                                 ----------      ----------   ---------

ACCUMULATED DEFICIT:
   Beginning balance                                                (22,299)        (21,536)    (21,544)
   Net income (loss)                                                  1,867            (763)          8
                                                                 ----------      ----------   ---------
       Ending balance                                               (20,432)        (22,299)    (21,536)
                                                                 ----------      ----------   ---------

TOTAL STOCKHOLDERS' EQUITY                                       $    5,463      $    3,552   $   3,812
                                                                 ==========      ==========   =========


See accompanying notes to financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.
STATEMENTS OF CASH FLOWS
(In thousands)


                                                                         Year Ended March 31
                                                                   ---------------------------------
                                                                     2001        2000         1999
                                                                   ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)                                             $ 1,867      $  (763)     $     8
   Adjustments to reconcile net earnings (loss) to net cash
     used by operating activities:
       Depreciation                                                    159          124           99
       Deferred income taxes                                         1,146       (1,146)           -
       Loss (gain) on discontinued operations                            -          163       (1,169)
       Gain on sale of discontinued operations                      (3,936)           -            -
       Changes in current assets and liabilities of continuing
         operations:
           Accounts receivable                                        (971)         327          574
           Inventory                                                   324          607          595
           Prepaid expenses                                            (15)          17           (4)
           Other assets                                                  -            7            8
           Accounts payable                                           (466)          14         (166)
           Accrued compensation and benefits                          (194)         114           99
           Customer advances and unearned revenue                       34         (144)        (356)
           Other accrued expenses                                       93            4           (4)
                                                                   -------      -------      -------
              Net cash used by operating activities                 (1,959)        (676)        (316)
                                                                   -------      -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to equipment and leasehold improvements                  (294)        (154)        (222)
   Net proceeds from sale of discontinued operations                 7,097            -            -
   Purchase of short-term investments                               (6,753)           -            -
   Sale or maturity of short-term investments                        3,500            -            -
                                                                   -------      -------      -------
              Net cash provided (used) by investing activities       3,550         (154)        (222)
                                                                   -------      -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                        152          100           63
   Repayment of note payable                                          (264)           -            -
   Repayment of long-term debt                                        (607)         (45)        (158)
   Proceeds from sale of common stock                                   44          315          228
                                                                   -------      -------      -------
              Net cash (used) provided by financing activities        (675)         370          133
                                                                   -------      -------      -------

Net increase (decrease) in cash from continuing operations             916         (460)        (405)
Net increase in cash from discontinued operations                       27          399          417
                                                                   -------      -------      -------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                        943          (61)          12
CASH AND EQUIVALENTS AT BEGINNING OF YEAR                              161          222          210
                                                                   -------      -------      -------
CASH AND EQUIVALENTS AT END OF YEAR                                $ 1,104      $   161      $   222
                                                                   =======      =======      =======



Supplemental disclosure of cash flow information (Note 11)

See accompanying notes to financial statements

BARRISTER GLOBAL SERVICES NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS


  (1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       (a) NATURE OF ORGANIZATION - Barrister Global Services Network, Inc. (formerly Barrister Information Systems Corporation) had two professional service segments: hardware maintenance services, and software licensing and support services. The hardware maintenance service business provides equipment maintenance for desktop equipment including personal computers and related equipment generally attached to LANs. This comprehensive maintenance and warranty service is done on a contractual and time and materials basis. These services are provided through a network of service locations throughout the United States. The software segment developed and supported Windows-based client/server software for law, accounting, and consulting firms and departments of Fortune 1000 companies. As further described in Note 2, the Company sold the software segment in May 2000. The accompanying financial statements separately reflect the software business as a discontinued operation.

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

              Software license revenue was recognized upon delivery of the software product to the customer, unless the Company had significant related obligations remaining or the probability of collection was in doubt. When obligations remained after delivery, revenue was recognized when such obligations were no longer significant. When services were deemed essential to the functionality of the software delivered, the percentage-of-completion method of revenue recognition was utilized. Sales of third party software and hardware are recorded upon shipment.

         (d) CASH AND EQUIVALENTS AND SHORT TERM INVESTMENTS - Cash and equivalents consist of cash and liquid debt instruments with maturity of three months or less from the date of purchase. Cash and equivalents are stated at cost plus accrued interest, which approximates market value. Short-term investments are classified as held-to-maturity securities based on the Company's ability and intent to hold the securities until maturity. The securities have a term of six to nine months and are recorded at amortized cost adjusted for the accretion of discounts or cost plus accrued interest.

         (e) INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out) or market. Service parts inventory is charged to cost of services when the part is no longer repairable or becomes excess to the Company's needs based on actual and projected service revenues.

         (f) EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Depreciation is recorded on the straight-line method based on the estimated useful lives of the assets. Computer and other equipment and furniture and fixtures are depreciated over estimated useful lives of three to ten years. Improvements to leased property are depreciated over the lesser of the term of the lease or the life of the improvements.

         (g) STOCK-BASED COMPENSATION - Stock options are accounted for using the intrinsic value method permitted by Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for

              Stock-based Compensation," whereby compensation is measured as the difference between an option's exercise price and the market value of the underlying stock at the grant date. See Note 5 for the pro forma effect on operations as if the fair value-based method of accounting provided for in SFAS No. 123 had been applied.

         (h) FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amount of financial instruments is a reasonable estimate of their fair value, except for the debt due BIS Partners, L.P. (Note 4) for which it is not practicable to estimate its fair value.

         (i) PER SHARE DATA AND EARNINGS PER SHARE - Basic net earnings (loss) per share amounts are based on the weighted average number of common shares outstanding. Diluted earnings per share includes the impact, when dilutive, of stock options and warrants assumed to be exercised using the treasury stock method.

         (j) ACCOUNTING STANDARDS - The Company implemented SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" during 2001, which was the first year in which it had investments. This standard requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities.

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

              In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25." The adoption of this interpretation, effective July 1, 2000, did not have a material impact on the Company's financial statements.

  (2)  DISCONTINUED OPERATIONS
       On May 5, 2000, the Company sold substantially all of the assets of the Company's software business to Keystone Solutions US, Inc. ("Keystone"), a wholly owned subsidiary of Keystone Software PLC. The selling price was $8,000,000 in cash plus the assumption by Keystone of certain liabilities. The selling price was subject to adjustment in the event that the net assets delivered differ from amounts stipulated in the agreement or if there are any contingent, hidden or undisclosed liabilities relating to the purchased assets or the software business. The Company has agreed to indemnify Keystone with respect to any breach of its representations and warranties (subject to a $50,000 basket and a cap of the purchase price paid) or any breach of any covenant of the Company contained in the Asset Purchase Agreement. The Company has also agreed to indemnify Keystone with respect to claims or actions pending at or arising after the closing date (May 5, 2000) that relate to the operation of the software business prior to that date. Of the selling price, $800,000 was held in escrow by Keystone for the payment of any of the above claims. During fiscal 2001, $326,000 of the escrow was paid to Keystone based on agreements reached to finalize claims that occurred. The Company received payments of $238,000 from the escrow during the year ended March 31, 2001. The balance of the escrow, which amounted to $236,000 at March 31, 2001, was recorded as a receivable on the balance sheet and full payment was received by the Company in May, 2001.

       The pre-tax net gain on the sale of the software business was $3,936,000. This is net of a loss of $177,000 incurred from the measurement date of April 5, 2000 to the closing date. A summary of the operating results of discontinued operations are as follows:

                                                                                   Year Ended March 31
                                                                       -------------------------------------
                                                                          2001          2000          1999
                                                                       -------------------------------------
                                                                                   (In thousands)
         Revenues                                                      $    -      $   6,456      $  6,404
         Income (loss) from discontinued operations before
             income taxes                                                   -           (163)        1,169

       The Company did not allocate corporate general and administrative expenses or interest expenses to its operating business segments.

       The software business assets sold and liabilities assumed by Keystone have been segregated in the accompanying March 31, 2000 balance sheet as net assets of discontinued operations. The components are as follows (in thousands):

       Current assets, primarily accounts receivable              $   1,299
       Equipment and leasehold improvements, net                        217
       Software production costs                                      1,315
       Goodwill                                                         986
       Current liabilities                                             (427)
       Current installments of long term debt                           (97)
       Long-term debt, excluding current installments                  (105)
                                                               ------------
                                                                  $   3,188
                                                               ============

  (3)  SHORT TERM INVESTMENTS
       Short term investments are classified as held-to-maturity securities. At March 31, 2001, the balance consists of certificates of deposit of $2,853,000 and corporate bonds of $400,000. The securities have a term of less than one year and are recorded at amortized cost adjusted for the accretion of discounts or cost plus accrued interest. The carrying value of the short term investments approximates its fair value.

  (4)  NOTE PAYABLE AND LONG-TERM DEBT
       In fiscal 2000, BIS Partners, L.P. ("BIS") agreed to convert certain past due amounts into a $264,000 demand note bearing interest at prime plus 3.5%.

       A summary of long-term debt follows:

                                                                      -------------------------------------
                                                                            2001                 2000
                                                                      -------------------------------------
                                                                                   (In thousands)
         Term note with BIS Partners L.P.                               $        653         $      934
         Term note payable to bank                                                 -                171
         Term notes to Regional Development Agencies                               -                 88
         Other                                                                   126                 41
                                                                        ------------       ------------
              Total long term debt                                               779              1,234
         Less current installments                                               424                443
                                                                        ------------       ------------
         Long-term debt, excluding current installments                 $        355       $        791
                                                                        ============       ============

       The BIS term note is repayable in equal monthly installments of principal and interest of $35,000. The note bears interest at the prime rate plus 3.5% and is supported by an agreement granting a security interest in all equipment, inventories and receivables. The agreement, among other things, requires the Company to maintain certain financial ratios, prohibits dividend payments, and restricts capital expenditures, lease obligations and executive compensation. The Company was in compliance with all covenants in the agreement except for the interest coverage covenant which was waived by BIS for 2000 and 1999.

       BIS is 87.5% owned either directly or beneficially by certain officers and directors of the Company. These same officers and directors own approximately 30% of the Company's common stock.

       The demand note payable to BIS, the term note payable to bank and the notes payable to regional development agencies were each paid in full in May 2000 from the proceeds of the sale of the software business.

       Payments on long-term debt are estimated to be due as follows:

                  Year Ending March 31              Amount (in thousands)
                  --------------------              ---------------------
                           2002                               $ 424
                           2003                                 324
                           2004                                  31

  (5)  STOCK OPTIONS AND WARRANTS
       The Company has stock incentive plans to which it has allocated 1,500,000 shares of its authorized common stock. Under the plans, options are granted to key employees and directors at prices determined by the Compensation Committee of the Board of Directors but not at a price less than the stock's market value at date of grant. The options granted may qualify as incentive stock options and are exercisable over a period of ten years.

       A summary of stock option activity follows:

                                                          2001                     2000                   1999
                                                  ----------------------------------------------------------------------
                                                  Shares      Weighted     Shares      Weighted    Shares       Weighted
                                                  Subject to  Average      Subject to  Average     Subject to   Average
                                                  Options     Exercise     Options     Exercise    Options      Exercise
                                                  (thousands) Price        (thousands) Price       (thousands)  Price
                                                  ----------------------------------------------------------------------
          Outstanding beginning of year                910    $  1.05           761    $   0.88          772    $  0.78
          Granted                                      115       0.97           428        1.29          148       1.14
          Cancelled                                   (362)      1.07          (162)       1.04          (86)      0.74
          Exercised                                    (89)      0.50          (117)       0.83          (73)      0.52
                                                  --------                 --------                ---------
          Outstanding end of year                      574       1.10           910        1.05          761       0.88
                                                  ========                 ========                =========
          Exercisable at year end                      354       1.05           458        0.83          500       0.74
                                                  ========                 ========                =========
          Reserved for grant, end of year              163                      102                       17
                                                  ========                 ========                =========
          Weighted-average fair value
              of options granted during year      $   0.52                 $   0.71                $    0.57
                                                  ========                 ========                =========


       At March 31, 2001, the range of exercise prices and weighted average remaining contractual life of outstanding options was $.50 - $1.63 and
       5.9 years, respectively. In fiscal 2000, 182,000 shares of stock were issued under the plans as stock bonuses in payment for amounts due certain employees and directors. This transaction was accounted for as a non-cash activity in 2000. The per share weighted average fair values of stock options granted was computed using the Black Scholes option-pricing model with the following assumptions:

                                                  ------------------------------
                                                     2001         2000     1999
                                                  ------------------------------

                    Risk-free interest rate          5.22%       6.46%    5.87%
                    Price volatility                 42.0%       42.0%    42.0%
                    Dividend yield                      0%          0%       0%
                    Expected term in years              7           7        7

       The Company applies APB Opinion No. 25 in accounting for the Plans and, since options have been granted with exercise prices equal to the market value per share, no compensation cost has been recognized in the financial statements. Had the Company determined compensation cost based on the fair value of options at the grant date, the reported net loss from continuing operations for 2001, 2000, and 1999 would be increased by $207,000, $96,000, and $105,000, respectively, resulting in a $(0.03),
       $(0.07), and $(0.15) loss per share from continuing operations for 2001, 2000, and 1999 respectively.

       The following warrants are outstanding at March 31, 2001:

               Number of Shares          Exercise Price        Expiration Date
               ----------------          --------------        ---------------
                    450,000                     1.93           August 31, 2005

       The warrants were issued on August 31, 1995 when the Company entered into a modification agreement in which BIS agreed to forgive $450,000 in debt.

  (6)  PENSION AND SAVINGS PLAN
       The Company has a defined contribution retirement plan covering all eligible employees. The Company partially matches employee contributions to the Plan. Expense under the plan was $27,000 in 2001, $37,000 in 2000 and $31,000 in 1999.

  (7)  INCOME TAXES
       The composition of income tax expense (benefit) for continuing operations is as follows:

                                      ---------------- ---------------
                                              2001                2000
                                      ---------------- ---------------
                                                 (In thousands)
         Current:
              Federal                   $      (215)     $         -
              State                             (25)               -
                                        -----------      ------------
                                               (240)               -
                                        -----------      ------------

         Deferred:
              Federal                            43           (1,025)
              State                               5             (121)
                                        -----------      ------------
                                                 48           (1,146)
                                        -----------      -----------
                                        $      (192)     $    (1,146)
                                        ===========      ===========

       No current tax benefit was recorded in fiscal 2000 or 1999 due to the operating losses incurred. The current tax benefit recorded in 2001 resulted from the offset of the operating loss against the gain realized on the sale of the Company's software business in that year. In addition no deferred taxes were recorded in 1999 since changes in the net deferred tax asset were fully offset by changes in the valuation allowance. The deferred tax benefit recorded in 2000 was based on the amount of deferred tax assets which were expected to be realized based on a projection of taxable income in fiscal 2001. The deferred tax expense recorded in 2001 resulted from the reversal of taxable temporary differences during that year.

       Total income taxes differ from the amount computed by applying the Federal statutory rate (34%) to loss from continuing operations as follows:

                                                     --------------------
                                                       2001        2000
                                                     --------------------
                                                        (In thousands)
          Income taxes at federal statutory rate     $  (132)     $  (594)
          State tax effect                               (16)         (70)
          Change in valuation allowance                  (51)        (539)
          Other                                            7           57
                                                     -------      -------
                                                     $  (192)     $(1,146)
                                                     =======      =======

       The components of deferred tax assets (computed using an expected effective tax rate) are as follows:

                                                     --------------------
                                                       2001        2000
                                                     --------------------
                                                         (In thousands)
          Net operating loss carryforward            $   244      $ 1,757
          Inventory write downs                          152          171
          Depreciation                                    55           69
          Vacation pay                                    60           49
          Bad debt allowance                              61          127
          Software production costs                        -         (474)
          Other                                           38          108
                                                     -------      -------
          Net deferred tax asset                         610        1,807
          Less valuation allowance                       610          661
                                                     -------      -------
                                                 $         -      $ 1,146
                                                     =======      =======

       The Company's net operating loss carryforward, totaling $640,000, relates to pre-ownership change losses, which can be utilized at the rate of $80,000 per year through 2009.

       Based on the consideration of the weight of both positive and negative evidence as required by Statement of Financial Accounting Standards No. 109, management has determined that it is more likely than not that the deferred tax assets remaining at March 31, 2001 will not be realized. Therefore, no additional tax benefits were established in the statements of operations for the year ended March 31, 2001, since the Company has fully reserved for the tax effect of net deductible temporary differences and loss carryforwards. These benefits will be recorded in future periods as they are realized or as their realization becomes predictable.

       The income tax provision associated with the gain from the sale of the software business (see Note 2) is higher than the statutory tax rate since goodwill valued at $986,000 on the books had a zero basis for tax purposes. The provision includes current taxes of $774,000 and deferred taxes of $1,098,000. The deferred taxes resulted from the use of tax loss carryforwards from prior years and the reversal of temporary differences between book and tax on the assets sold. The Company had no tax expense or benefit on the earnings (loss) from discontinued operations for 2000 or 1999 due to its operating losses.

  (8)  LEASE COMMITMENTS
       The Company conducts its operations from leased facilities and uses certain equipment primarily under operating lease arrangements. Real estate taxes, insurance, and maintenance expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced. Total rental expense for continuing operations was $418,000 in 2001, $370,000 in 2000 and $399,000
       in 1999.

       Future minimum rental payments for continuing operations required under leases that have initial or remaining noncancellable lease terms in excess of one year are: $241,000 in 2002, $135,000 in 2003, $134,000 in
       2004, $88,000 in 2005, and $78,000 in 2006.

  (9)  BUSINESS ACQUISITION
       On January 15, 1999 the Company acquired the assets of Icon Technology LLC (Icon) in exchange for 2,500 shares of preferred stock which were converted into 2,500,000 shares of common stock upon shareholder approval at the Company's 1999 annual meeting. The acquisition was accounted for as a purchase. Accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was $1,201,000 and was recorded as goodwill to be amortized over a period of 7 years. Icon's operations became part of the Company's software business and were subsequently sold to Keystone.

  (10) MAJOR CUSTOMERS
       Sales to the Company's largest customer accounted for 11% of total revenues from continuing operations for 2001. In 2000 two customers accounted for 21% of revenues from continuing operations and in 1999 one customer accounted for 17% of revenues from continuing operations. No other customer accounted for more that 10% of total revenue in any of the three years in the period ended March 31, 2001. The Company performs hardware maintenance services for end users under various subcontracts from these customer. These subcontracts can be canceled with 30 days notice.

  (11) SUPPLEMENTAL  DISCLOSURE OF CASH FLOW INFORMATION

                                                                         Year Ended March 31
                                                                   -----------------------------------
                                                                      2001       2000        1999
                                                                   -----------------------------------
                                                                            (In thousands)

          Interest paid                                             $  108     $  132     $  185
          Income taxes paid                                            425          -          -

          Non-cash investing and financing activities:
          Current liabilities paid in common stock                       -        188
          Debt converted to common stock by BIS                          -          -        333
          Preferred stock issued in connection with acquisition          -          -      1,250

(12)  SEGMENT INFORMATION
      In 1999 the company adopted SFAS No. 131, disclosures about Segments of an Enterprise and Related Information, which requires reporting certain financial information according to the management approach. This approach requires reporting information regarding operating segments on the basis used internally by management to evaluate segment performance. The Statement has been adopted for all periods presented.

      The accounting policies of the segments are the same as those described in Note 1. The Company evaluates performance based on operating profits. The Company's reportable segments were determined based on product categories and were comprised as follows: Hardware maintenance services, generally on PC related equipment: Software licensing and software support services, predominantly to the legal industry: and Corporate operations.

      Upon the sale of the software business in fiscal 2001, the Company's operations now consist of only one segment.

      The following provides segment information for 2000 and 1999:


                                                --------------------------
                                                   2000            1999
                                                --------------------------
                                                       (In thousands)
          HARDWARE MAINTENANCE:
               Total revenues                    $  8,476      $  8,590
               Operating earnings (loss)              (30)          510
               Identifiable assets                  2,965         3,861
               Capital expenditures                   141           158
               Depreciation and amortization           89            65
          SOFTWARE:
               Total revenues                       6,456         6,404
               Operating earnings (loss)             (163)        1,169
               Identifiable assets                  3,817         4,495
               Capital expenditures                   834           648
               Depreciation and amortization          729           436
          CORPORATE:
               Total expense                        1,574         1,491
               Identifiable assets                  1,403           350
               Capital expenditures                     7            64
               Depreciation and amortization           35            34
          CONSOLIDATED:
               Total revenues                      14,932        14,994
               Operating earnings (loss)           (1,767)          188
               Identifiable assets                  8,185         8,706
               Capital expenditures                   982           870
               Depreciation and amortization          853           535

(13)  CONTINGENCIES
      The Company is a party to various legal proceedings incidental to its business. Management believes that none of these legal proceedings will have a material adverse effect on the Company's financial position, results of operations or liquidity.

  (14) QUARTERLY FINANCIAL DATA (UNAUDITED)
       The following is a summary of quarterly financial data for the fiscal years ended March 31, 2001 and March 31, 2000. Amounts have been restated to reflect discontinued operations, which are more fully discussed in
       Note 2 to the financial statements.

                                                          ------------- ------------ ------------- ------------ ------------
                                                             First        Second        Third        Fourth
                                                            Quarter       Quarter      Quarter       Quarter       Year
                                                          ------------- ------------ ------------- ------------ ------------
                                                                                    (In thousands)
           2001
             Revenues                                     $  2,400      $  2,696      $  2,792      $  3,197      $ 11,085
             Operating loss                                   (138)         (165)         (133)         (146)         (582)
             Net loss from continuing operations               (77)          (69)          (39)          (12)         (197)
             Net loss per common share from
              continuing operations, basic and diluted        (.01)         (.01)         (.00)         (.00)         (.02)

           2000
             Revenues                                     $  1,885      $  2,106      $  2,382      $  2,103      $  8,476
             Operating loss                                   (453)         (225)         (247)         (679)       (1,604)
             Net earnings (loss) from continuing
              operations                                      (485)         (258)         (284)          427          (600)
             Net earnings (loss) per common share
              from continuing operations, basic and
              diluted                                        (0.05)        (0.03)        (0.02)         0.03         (0.06)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       On October 11, 2000, the Board of Directors approved the recommendation by the Audit Committee of the Board of Directors to (i) engage Deloitte & Touche LLP as the independent accountants for Barrister Global Services Network, Inc. and (ii) dismiss KPMG LLP as such independent accountants. During the two fiscal years ended March 31, 2000 and the subsequent interim period through June 30, 2000, (i) there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedures, which disagreements if not resolved to its satisfaction would have caused it to make reference in connection with its report to the subject matter of the disagreement, and (ii) KPMG LLP has not advised the registrant of any reportable events as defined in paragraph (A) through (D) of Regulation S-K Item 304 (a) (1) (v). The audit reports of KPMG LLP on the financial statements of Barrister Global Services Network, Inc. as of and for the years ended March 31, 2000 and 1999 did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. On October 20, 2000, Deloitte & Touche LLP notified the Company that it accepted the appointment as the Company's principal accountants.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       For Item 10, the names and ages of our executive officers as of June 15, 2001, and the position(s) each of them has held during the past five years, are included in Part I of this Form 10-K as permitted by General Instruction G(3). All other information required by Item 10, and the information required by Items 11, 12 and 13, is incorporated by reference to the definitive proxy statement for our Annual Meeting of Stockholders to be held on September 10, 2001 which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2001.

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

                  23*      Deloitte & Touche consent regarding form S-8.

                  23.1*    KPMG LLP consent regarding form S-8.

                  24*      KPMG LLP Independent Auditors Report (prior years)

                  27       Financial Data Schedule


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


                    BARRISTER GLOBAL SERVICES NETWORK, INC.


DATE:  June 19, 2001             By:  /s/ Henry P. Semmelhack
                                      -----------------------
                                      Henry P. Semmelhack, President
                                      and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signatures                                    Title                                       Date
         ----------                                    -----                                       ----

/s/ Henry P. Semmelhack                 President, Chief Executive Officer and                  June 19, 2001
-----------------------                 Chairman of the Board of Directors
Henry P. Semmelhack

/s/ Richard P. Beyer                    Senior Vice President and Chief Financial Officer       June 19, 2001
--------------------
Richard P. Beyer

/s/ Joseph A. Alutto                    Director                                                June 19, 2001
---------------------
Joseph A. Alutto

/s/ Franklyn S. Barry, Jr.              Director                                                June 19, 2001
--------------------------
Franklyn S. Barry, Jr.

/s/ Warren E. Emblidge, Jr.             Director                                                June 19, 2001
---------------------------
Warren E. Emblidge, Jr.

/s/ Richard E. McPherson                Director                                                June 19, 2001
------------------------
Richard E. McPherson

/s/ James D. Morgan                     Director                                                June 19, 2001
-------------------
James D. Morgan

BARRISTER GLOBAL SERVICES NETWORK, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

                                              Balance at         Additions        Write-offs        Balance
                                              beginning      charged to costs     charged to        at end
Description                                   of period        and expenses       allowance        of period
-----------                                   ---------        ------------       ---------        ---------

Allowance for doubtful accounts:

   Year ended March 31, 1999                 $       148        $        (3)    $        -         $         145
                                              ----------         ----------         ----------      ------------
                                                                               -

   Year ended March 31, 2000                 $       145        $       105     $        -         $         250
                                              ----------         ----------         ----------      ------------
                                                                               -

   Year ended March 31, 2001                 $       250        $        25     $        115       $         160
                                              ----------         ----------         --------        ------------
                                                                               -

Allowance for inventory
obsolescence:(1)

   Year ended March 31, 1999                 $       725        $       942     $      1,317       $         350
                                              ----------         ----------      -----------        ------------

   Year ended March 31, 2000                 $       350        $       900     $        800       $         450
                                              ----------         ----------      -----------        ------------

   Year ended March 31, 2001                 $       450        $       611     $        661       $         400
                                              ----------         ----------      -----------        ------------


(1)  The allowance is included in inventory in the balance sheets