Form 10-Q
period 2001-06-30
BARRISTER GLOBAL SERVICES NETWORK INC
filed 2001-08-08
CIK 754128

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended	June 30, 2001

Commission File Number	0-14063

BARRISTER GLOBAL SERVICES NETWORK, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation of organization)	16-1176561 (I.R.S. Employer Identification No.)

290 Ellicott Street, Buffalo, New York (Address of principal executive offices)	14203 (Zip Code)

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

Yes X No

Class	Outstanding at July 27, 2001

Common $.24 Par Value	11,944,963 Shares

BARRISTER GLOBAL SERVICES NETWORK, INC.

INDEX

			Page
			Number

PART I.		Financial Information

	Item 1.	Financial Statements

	Balance Sheets at June 30, 2001
	and March 31, 2001		3

	Statements of Operations -
	Three Months Ended June 30, 2001
	and June 30, 2000		4

	Statement of Shareholders’ Equity -
	Three Months Ended June 30, 2001		5

	Statements of Cash Flows -
	Three Months Ended June 30, 2001
	and June 30, 2000		6

	Notes to Financial Statements		7

	Item 2.	Management’s Discussion and Analysis
		of Financial Condition and Results
		of Operations	9

PART II.		Other Information

	Item 6.	Exhibits and Reports on Form 8-K	11

PART I. FINANCIAL INFORMATION
BARRISTER GLOBAL SERVICES NETWORK, INC.
BALANCE SHEETS
(In thousands)

	June 30	March 31
	2001	2001

ASSETS	(unaudited )

Current assets:

Cash and equivalents	$2,431	$1,104

Short-term investments	822	3,253

Accounts receivable	1,459	1,905

Service parts inventory	1,336	1,410

Prepaid expenses	41	24

Total current assets	6,089	7,696

Equipment and leasehold improvements, at cost	2,420	2,384

Less accumulated depreciation	1,931	1,890

Net equipment and leasehold improvements	489	494

Marketable securities	910	—

Other assets	28	25

	$7,516	$8,215

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current installments of long-term debt	$438	$424

($392 and $379 to a related party, respectively)

Accounts payable	462	609

Accrued compensation and benefits	361	484

Customer advances and unearned revenue	537	732

Other accrued expenses	60	148

Total current liabilities	1,858	2,397

Long-term debt, excluding current installments

($169 and $274 to a related party, respectively)	238	355

Stockholders’ equity :

Preferred stock	—	—

Common stock, $.24 par value	2,867	2,867

Additional paid-in capital	23,028	23,028

Accumulated deficit	(20,475)	(20,432)

Total stockholders’ equity	5,420	5,463

	$7,516	$8,215

See accompanying notes to financial statements

BARRISTER GLOBAL SERVICES NETWORK, INC.
STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share amounts)

	Three months ended

	June 30	June 30
	2001	2000

Revenues	$3,043	$2,400

Costs and expenses:

Cost of services	2,272	1,788

Selling, general and administrative expenses	889	750

Operating loss	(118)	(138)

Interest expense (income):

Related party	12	21

Other	(62)	(37)

Total interest	(50)	(16)

Net loss from continuing operations before income taxes	(68)	(122)

Income tax benefit	(25)	(45)

Net loss from continuing operations	(43)	(77)

Discontinued operations:

Gain on sale of discontinued operations, net of income taxes of $1,697	—	1,778

Net (loss) earnings	$(43)	$1,701

Basic and diluted earnings (loss) per common share:

Continuing operations	$.00	$(.01)

Discontinued operations	.00	.15

Total	$.00	$.14

Weighted average number of common shares outstanding:

Basic and diluted	11,945	11,875

See accompanying notes to financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(In thousands, except share data)

		Additional
	Common	paid-in	Accumulated
	stock	capital	deficit	Total

Balance at March 31, 2001	$2,867	$23,028	$(20,432)	$5,463

Net loss	—	—	(43)	(43)

Balance at June 30, 2001	$2,867	$23,028	$(20,475)	$5,420

Common stock — 11,944,963 shares issued and outstanding at June 30, 2001 and March 31, 2001.

See accompanying notes to financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.
STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Three months ended

	June 30	June 30
	2001	2000

Cash flows from operating activities:

Net (loss) earnings	$(43)	$1,701

Adjustments to reconcile net earnings (loss) to net cash used by operating activities:

Gain on sale of discontinued operations	—	(3,475)

Deferred income taxes	—	812

Depreciation	41	31

Changes in current assets and liabilities:

Accounts receivable	446	(309)

Service parts inventories	74	60

Prepaid expenses	(17)	(27)

Accounts payable	(147)	(625)

Accrued compensation and benefits	(123)	(336)

Customer advances and unearned revenues	(195)	(33)

Other accrued expenses	(88)	825

Net cash used by operating activities	(52)	(1,376)

Cash flows from investing activities:

Additions to equipment and leasehold Improvements	(36)	(26)

Proceeds from sale of discontinued operations	—	6,623

Maturity of investments	2,784	—

Purchases of investments and marketable securities	(1,263)	(3,013)

Other assets	(3)	1

Net cash provided by investing activities	1,482	3,585

Cash flows from financing activities:

Repayment of debt	(103)	(633)

Proceeds from sale of common stock	—	14

Net cash used by financing activities	(103)	(619)

Net increase in cash and equivalents from continuing operations	1,327	1,590

Net increase in cash from discontinued operations	—	40

Net increase in cash and equivalents	1,327	1,630

Cash and equivalents at beginning of period	1,104	161

Cash and equivalents at end of period	$2,431	$1,791

Supplemental disclosure of cash flow information:

Interest paid	$16	$43

See accompanying notes to financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS

1.   In the opinion of Management, the accompanying financial statements present fairly the financial position, results of operations and cash flows for the periods shown. The first quarter results for each year represent operations for the quarters ended June 30, 2001 and June 30, 2000. The financial data included herein was compiled in accordance with the same accounting policies applied to the Company’s audited annual financial statements. Any adjustments made were of a normal recurring nature.

      The results of operations for the three month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2.   Cash and equivalents consist of cash and liquid debt instruments with maturity of three months or less from the date of purchase. Cash and equivalents are stated at cost plus accrued interest, which approximates market value. Short-term investments and marketable securities are classified as held-to-maturity securities based on the Company’s ability and intent to hold the securities until maturity. The securities are recorded at amortized cost adjusted for the accretion of discounts or cost plus accrued interest. Short-term investments consist of certificates of deposits and corporate debt instruments. Marketable securities consist of mortgage-backed securities and are expected to mature in less than two years.

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

      The pre-tax net gain on the sale of the software business recorded in the first quarter of the prior year was $3,475,000. The net gain less applicable income taxes (see note 4) is shown in the statements of operations under the caption discontinued operations.

4.   The income tax benefit recorded in each of the comparable quarters on the net loss from continuing operations approximated the statutory tax rate. No additional tax benefits were established in the statements of operations for the comparable first quarters, since the Company has fully reserved for the tax effect of net deductible temporary differences and loss carryforwards. These benefits will be recorded in future periods as they are realized or as their realization becomes predictable.

      The income tax provision associated with the gain from the sale of the software business (see note 3) is higher than the statutory tax rate since goodwill valued at $986,000 on the books had a zero basis for tax purposes. The provision includes current taxes of $897,000 and deferred taxes of $800,000. The deferred taxes resulted from the use of tax loss carryforwards from prior years, the reversal of temporary differences between book and tax on the assets sold, and the temporary difference created by the treatment of of a portion the proceeds which were held in escrow.

5.   The Company has adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” beginning April 1, 2001. SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments. The Company does not enter into hedging transactions or acquire derivative instruments, accordingly, SFAS No. 133 had no impact on the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

      Cash and equivalents, short-term investments and marketable securities totaled $4,163,000 at June 30 2001 and $4,357,000 at March 31, 2001. The net decrease of $194,000 was primarily a result of debt repayments of $103,000, net cash used by operating activities of $52,000 and additions to equipment and leasehold improvements of $36,000.

      The principal cash requirements expected for fiscal 2002 are additions to equipment and leasehold improvements which are expected to increase over amounts spent in prior years if an anticipated move of the Company’s headquarters takes place. The Company has entered into a lease agreement to move in the second half of fiscal 2002. The agreement is subject to a number of contingencies which could result in a delay of the move or the Company seeking alternative sites. Debt repayments for fiscal 2002 should approximate $424,000. The Company’s cash and short term investments will be sufficient to cover working capital, capital expenditure requirements and debt repayments in fiscal 2002.

Results of Operations

      For the quarter ended June 30, 2001, revenues increased approximately 26.8% from the same quarter in 2000. This increase resulted from growth in revenues from hardware maintenance contracts and from services provided on a time and materials basis. Revenues from hardware maintenance contracts grew to $2,283,000, an increase of 25.4% from the first quarter of the prior year, based on the capture of new business during the prior year, primarily through the Company’s reseller channel. However, non-renewals of contracts in the first quarter of the current year, particularly one large contract, exceeded new contracts sold in that quarter. Management expects that new business will exceed non-renewals in future quarters. For the comparative first quarters, time and material services increased by 36.2% to a total of $745,000. The principal reason for the increase was business generated from a new customer obtained from a reseller that started in April, 2001 and the continuation of services outsourced by a direct customer which commenced in the second half of the previous year.

      The cost of services as a percentage of revenues remained approximately the same for the comparable first quarters, amounting to 74.7% for the first quarter of the current year compared to 74.5% for the first quarter of the prior year.

      Selling, general and administrative expenses were 29.2% of revenues for the first quarter of this year compared to 31.3% for the comparative quarter last year. This decrease resulted from the growth in revenues for the comparable first quarters without a commensurate growth in general and administrative expenses. Certain of these expenses that were incurred in the first quarter of the prior year, prior to the sale of the software business of the Company to Keystone Solutions US, Inc. in May 2000, were reduced after the sale.

      Interest income was earned in the first quarter of the prior year based on income received on the investment of the net proceeds from the sale of the software business in May, 2000. These proceeds were also used to pay certain outstanding interest bearing debt of the Company. The increase in interest income for the first quarter of the current year resulted from the investment earnings on the proceeds from the sale of the software business for the full quarter. The Company expects lower amounts of interest income in future quarters since interest rates have dropped and the majority of the Company’s investments are short term.

      The income tax benefit recorded in each of the comparable quarters on the net loss from continuing operations approximated the statutory tax rate. No additional tax benefits were established in the statements of operations for the comparable first quarters, since the Company has fully reserved for the tax effect of net deductible temporary differences and loss carryforwards. These benefits will be recorded in future periods as they are realized or as their realization becomes predictable.

      The pre-tax net gain on discontinued operations recognized in the first quarter of the prior year is based on the sale of the Company’s software business to Keystone on May 5, 2000. The income tax provision associated with the gain from the sale of the software business is higher than the statutory tax rate since goodwill valued at $986,000 on the books had a zero basis for tax purposes. The provision includes current taxes of $897,000 and deferred taxes of $800,000. The deferred taxes resulted from the use of tax loss carryforwards from prior years, the reversal of temporary differences between book and tax on the assets sold and the temporary difference created by the treatment of a portion of the proceeds which were held in escrow.

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

BARRISTER GLOBAL SERVICES NETWORK, INC.

Date:	August 7, 2001	By:	/s/ Henry P. Semmelhack

Henry P. Semmelhack
President
and
Chief Executive Officer

Date:	August 7, 2001	By:	/s/ Richard P. Beyer

Richard P. Beyer
Vice President, Finance
(Principal Financial Officer)