Form 10-Q
period 2001-09-30
BARRISTER GLOBAL SERVICES NETWORK INC
filed 2001-11-13
CIK 754128

INDEX
PART I. FINANCIAL INFORMATION
BARRISTER GLOBAL SERVICES NETWORK, INC. BALANCE SHEETS
BARRISTER GLOBAL SERVICES NETWORK, INC. STATEMENTS OF OPERATIONS
BARRISTER GLOBAL SERVICES NETWORK, INC. STATEMENT OF STOCKHOLDERS’ EQUITY
BARRISTER GLOBAL SERVICES NETWORK, INC. STATEMENTS OF CASH FLOWS
BARRISTER GLOBAL SERVICES NETWORK, INC. NOTES TO FINANCIAL STATEMENTS
PART II. OTHER INFORMATION
BARRISTER GLOBAL SERVICES NETWORK, INC.

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended	September 30, 2001

Commission File Number	0-14063

BARRISTER GLOBAL SERVICES NETWORK, INC.
(Exact name of Registrant as specified in its charter)

Delaware	16-1176561

(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

290 Ellicott Street, Buffalo, New York	14203

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (716) 845-5010

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

Yes      X      No

Class	Outstanding at October 29, 2001

Common $.24 Par Value	11,944,963 Shares

BARRISTER GLOBAL SERVICES NETWORK, INC.

INDEX

Page
PART I. Financial Information	Number

Item 1. Financial Statements

Balance Sheets at September 30, 2001 and March 31, 2001	3

Statements of Operations - Three and Six Months Ended September 30, 2001 and September 30, 2000	4

Statement of Stockholders’ Equity - Six Months Ended September 30, 2001	5

Statements of Cash Flows - Six Months Ended September 30, 2001 and September 30, 2000	6

Notes to Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

PART II. Other Information

Item 4. Submission of matters to a vote of Security Holders	11

Item 6. Exhibits and Reports on Form 8-K	11

PART I. FINANCIAL INFORMATION

BARRISTER GLOBAL SERVICES NETWORK, INC.
BALANCE SHEETS
 (In thousands)

	September 30	March 31

	2001	2001

	(unaudited)
ASSETS

Current assets:
Cash and equivalents	$1,223	$1,104
Short-term investments	931	3,253
Accounts receivable	1,547	1,905
Service parts inventory	1,380	1,410
Prepaid expenses	86	24

Total current assets	5,167	7,696

Equipment and leasehold improvements, at cost	2,462	2,384
Less accumulated depreciation	1,973	1,890

Net equipment and leasehold improvements	489	494

Marketable securities	1,721	—
Other assets	27	25

	$7,404	$8,215

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current installments of long-term debt ($401 and $379 to a related party, respectively)	$449	$424
Accounts payable	524	609
Accrued compensation and benefits	456	484
Customer advances and unearned revenue	462	732
Other accrued expenses	39	148

Total current liabilities	1,930	2,397

Long-term debt, excluding current installments ($63 and $274 to a related party, respectively)	119	355
Stockholders’ equity :
Preferred stock	—	—
Common stock, $.24 par value	2,867	2,867
Additional paid-in capital	23,028	23,028
Accumulated deficit	(20,540)	(20,432)

Total stockholders’ equity	5,355	5,463

	$7,404	$8,215

See accompanying notes to financial statements

BARRISTER GLOBAL SERVICES NETWORK, INC.
STATEMENTS OF OPERATIONS
 (unaudited)
(In thousands, except per share amounts)

	Three months ended		Six months ended

	Sept 30	Sept 30	Sept 30	Sept 30
	2001	2000	2001	2000

Revenues	$3,084	$2,696	$6,127	$5,096

Costs and expenses:
Cost of services	2,299	2,025	4,571	3,813
Selling, general and administrative expenses	933	836	1,822	1,586

Operating loss	(148)	(165)	(266)	(303)

Interest expense (income):
Related party	10	22	22	43
Other	(53)	(80)	(115)	(117)

Total interest, net	(43)	(58)	(93)	(74)

Net loss from continuing operations before income taxes	(105)	(107)	(173)	(229)

Income tax benefit	(40)	(38)	(65)	(83)

Net loss from continuing operations	(65)	(69)	(108)	(146)

Discontinued operations:
Gain on sale of discontinued operations net of income taxes of $1,694	—	(5)	—	1,773

Net (loss) earnings	$(65)	$(74)	$(108)	$1,627

Basic and diluted (loss) earnings per common share:
Continuing operations	$(.01)	$(.01)	$(.01)	$(.01)
Discontinued operations	.00	.00	.00	.15

Total	$(.01)	$(.01)	$(.01)	$.14

Weighted average number of common shares outstanding:
Basic and diluted	11,945	11,924	11,945	11,899

See accompanying notes to financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
 (unaudited)
(In thousands)

		Additional
	Common	paid-in	Accumulated
	stock	capital	deficit	Total

Balance at March 31, 2001	$2,867	$23,028	$(20,432)	$5,463
Net loss	—	—	(108)	(108)

Balance at Sept. 30, 2001	$2,867	$23,028	$(20,540)	$5,355

Common stock — 11,944,963 shares issued and outstanding at September 30, 2001 and March 31, 2001.

See accompanying notes to financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.
STATEMENTS OF CASH FLOWS
 (unaudited)
(In thousands)

	Six months ended

	Sept 30	Sept 30
	2001	2000

Cash flows from operating activities:
Net (loss) earnings	$(108)	$1,627
Adjustments to reconcile net earnings (loss) to net cash used by operating activities:
Gain on sale of discontinued operations	—	(3,467)
Deferred income taxes	—	826
Depreciation	83	71
Changes in current assets and liabilities:
Accounts receivable	358	(472)
Inventories	30	145
Prepaid expenses	(62)	(22)
Accounts payable	(85)	(674)
Accrued compensation and benefits	(28)	(296)
Customer advances and unearned revenues	(270)	47
Other liabilities	(109)	770

Net cash used by operating activities	(191)	(1,445)

Cash flows from investing activities:
Additions to equipment and leasehold improvements	(78)	(239)
Proceeds from sale of discontinued operations	—	6,623
Maturity of investments	3,349	—
Purchases of short-term investments	(2,748)	(3,568)
Other assets	(2)	1

Net cash provided by investing activities	521	2,817

Cash flows from financing activities:
Proceeds from long-term debt	—	152
Repayment of debt	(211)	(708)
Proceeds from sale of common stock	—	44

Net cash used in financing activities	(211)	(512)

Net increase in cash and equivalents from continuing operations	119	860
Net increase in cash from discontinued operations	—	32

Net increase in cash and equivalents	119	892
Cash and equivalents at beginning of period	1,104	161

Cash and equivalents at end of period	$1,223	$1,053

Supplemental disclosure of cash flow information:
Interest paid	$28	$64

See accompanying notes to financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS

1.     In the opinion of Management, the accompanying financial statements present fairly the financial position, results of operations and cash flows for the periods shown. The second quarter results for each year represent operations for the quarters ended September 30, 2001 and September 30, 2000. The financial data included herein was compiled in accordance with the same accounting policies applied to the Company’s audited annual financial statements. Any adjustments made were of a normal recurring nature.

The results of operations for the six month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

3.     On May 5, 2000, the Company sold substantially all of the assets of the Company’s software business to Keystone Solutions US, Inc. (“Keystone”), a wholly owned subsidiary of Keystone Software PLC. The Company has agreed to indemnify Keystone with respect to any breach of its representations and warranties (subject to a $50,000 basket and a cap of the purchase price paid) or any breach of any covenant of the Company contained in the Asset Purchase Agreement. The Company agreed to indemnify Keystone with respect to claims or actions pending at or arising after the closing date (May 5, 2000) that related to the operation of the software business prior to that date.

     The pre-tax net gain on the sale of the software business recorded in the first six months of the prior year was $3,467,000. The net gain less applicable income taxes (see note 4) is shown in the statements of operations under the caption discontinued operations.

4.     The income tax benefit recorded in each of the comparable quarters on the net loss from continuing operations approximated the statutory tax rate. No additional tax benefits were established in the statements of operations for the comparable periods, since the Company has fully reserved for the tax effect of net deductible temporary differences and loss carryforwards. These benefits will be recorded in future periods as they are realized or as their realization becomes predictable.

     The income tax provision associated with the gain from the sale of the software business (see note 3) was higher than the statutory tax rate since goodwill valued at $986,000 on the books had a zero basis for tax purposes. The provision includes current taxes of $894,000 and deferred taxes of $800,000. The deferred taxes resulted from the use of tax loss carryforwards from prior years, the reversal of temporary differences between book and tax on the assets sold, and the temporary difference created by the treatment of a portion the proceeds which were held in escrow.

5.     The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” beginning April 1, 2001. SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments. The Company does not enter into hedging transactions or acquire derivative instruments, accordingly, SFAS No. 133 had no impact on the financial statements.

     The Company will adopt SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” on April 1, 2002. SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment approach. The pronouncements are not expected to have an impact on the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

     Cash and equivalents, short-term investments and marketable securities totaled $3,875,000 at September 30, 2001 and $4,357,000 at March 31, 2001. The net decrease of $482,000 was primarily a result of debt repayments of $211,000, net cash used by operating activities of $191,000 and additions to equipment and leasehold improvements of $78,000.

     The principal cash requirements expected for fiscal 2002 are debt repayments approximating $424,000, and additions to equipment and leasehold improvements which are expected to decrease from amounts spent in the prior year. The Company continues to explore the potential of a move of its headquarters into more suitable space. The Company had entered into a contingent lease for such a move, but decided to let this lease expire. It is expected that if any move takes place, the earliest that it would occur would be next fiscal year. The Company’s cash and short term investments will be sufficient to cover working capital, capital expenditure requirements and debt repayments in fiscal 2002.

Results of Operations

     For the quarter ended September 30, 2001, revenues increased 14.4% from the same quarter in 2000. For the six month period ended September 30, 2001, revenues increased 20.2% compared with the first six months of the prior year. These increases resulted from growth in revenues from hardware maintenance contracts and from services provided on a time and materials basis. For the comparative second quarters, revenues from hardware maintenance contracts grew to $2,287,000, an increase of 10.3% and for the comparative first six months these revenues grew to $4,570,000, an increase of 17.4%. These increases principally resulted from the capture of new contracts in the prior year and one large contract which started in September of this year. Time and material revenues increased by 21.3% to a total of $756,000 for the comparable second quarters and by 28.3% to a total of $1,501,000 for the comparative six month periods. The principal reasons for these increases were business generated from a new customer obtained from a reseller that started in April, 2001, the continuation of services outsourced by a direct customer, which commenced in the second half of the previous fiscal year, and services provided on a new large contract, which started in September of this year.

     The cost of services as a percentage of revenues remained approximately the same for the comparable second quarters, amounting to 74.6% for the second quarter of the current year compared to 75.1% for the second quarter of the prior year. Similar results were realized for the comparable first six months, as these costs amounted to 74.6% of revenues for the first six months of this year compared to 74.8% of revenues for the first six months of the prior year.

     Selling, general and administrative expenses were 30.3% of revenues for the second quarter of this year compared to 31.0% of revenues for the comparable quarter last year. For the comparable six month periods, these expenses were 29.7% of revenues compared to 31.1% of revenues in the previous year. The primary reason for these decreases is that the increases in revenues have been achieved without a commensurate growth in general and administrative expenses.

     The decrease in interest income for the comparable second quarters was primarily based on a drop in interest rates, which impacted earnings from the Company’s investments. An increase in interest income was realized for the comparable six month periods since the net proceeds from the sale of the Company’s software business was received in May, 2000. Prior to that date, the Company did not have any investments and was incurring interest expense on certain borrowings.

     The income tax benefit recorded in each of the comparable quarters and six month periods on the net loss from continuing operations approximated the statutory tax rate. No additional tax benefits were established in the statements of operations for the comparable periods, since the Company has fully reserved for the tax effect of net deductible temporary differences and loss carryforwards. These benefits will be recorded in future periods as they are realized or as their realization becomes predictable.

     The pre-tax net gain on discontinued operations recognized in the first six months of the prior year is based on the sale of the Company’s software business to Keystone on May 5, 2000. The income tax provision associated with the gain from the sale of the software business is higher than the statutory tax rate since goodwill valued at $986,000 on the books had a zero basis for tax purposes. The provision included current taxes of $894,000 and deferred taxes of $800,000. The deferred taxes resulted from the use of tax loss carryforwards from prior years, the reversal of temporary differences between book and tax on the assets sold and the temporary difference created by the treatment of a portion of the proceeds which were held in escrow.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company’s Annual Meeting of Shareholders was held on September 10, 2001
(b)	At the Annual Meeting, the stockholders approved the following proposals, as recommended by management.

			Votes	Votes
		Votes	against	abstained
		for	or withheld	or unvoted
1.	Election of the following nominees for director:
	Joseph A. Alutto	10,510,774	55,622	—
	Franklyn S Barry	10,508,774	57,622	—
	Richard P. Beyer	10,510,774	55,622	—
	Warren W. Emblidge	10,492,774	73,622	—
	Richard E. McPherson	10,490,774	75,622	—
	James D. Morgan	10,510,774	55,622	—
	Henry P. Semmelhack	10,510,774	55,622	—

2.	Approval of amendment to the Company’s 1999 stock incentive plan to increase the number of shares of the Company’s common stock available for options and awards under the plan by 400,000 shares to a total of 1,000,000 shares.	10,299,475	240,476	26,445

3.	Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the current fiscal year.	10,513,673	35,258	17,465

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits: None

(b)	Reports on Form 8-K: None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRISTER GLOBAL SERVICES NETWORK, INC.

Date:	November 13, 2001	By:	/s/ Henry P. Semmelhack

Henry P. Semmelhack President and Chief Executive Officer

Date:	November 13, 2001	By:	/s/ Richard P. Beyer

Richard P. Beyer Vice President, Finance (Principal Financial Officer)