Form 10-Q
period 2001-12-31
BARRISTER GLOBAL SERVICES NETWORK INC
filed 2002-02-14
CIK 754128

INDEX
PART I. FINANCIAL INFORMATION BARRISTER GLOBAL SERVICES NETWORK, INC. BALANCE SHEETS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended                      December 31, 2001

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

Yes       X       No

Class	Outstanding at January 31, 2002

Common $.24 Par Value	11,944,963 Shares

BARRISTER GLOBAL SERVICES NETWORK, INC.

PART I. FINANCIAL INFORMATION
BARRISTER GLOBAL SERVICES NETWORK, INC.
BALANCE SHEETS
(In thousands)

	December 31	March 31

	2001	2001*

ASSETS

Current assets:

Cash and equivalents	$733	$1,104

Short-term investments	535	3,253

Accounts receivable	1,482	1,905

Service parts inventory	1,415	1,410

Prepaid expenses	65	24

Total current assets	4,230	7,696

Equipment and leasehold improvements, at cost	2,454	2,384

Less accumulated depreciation	2,017	1,890

Net equipment and leasehold improvements	437	494

Marketable securities	2,710	—

Other assets	25	25

	$7,402	$8,215

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current installments of long-term debt ($366 and $379 to a related party, respectively)	$415	$424

Accounts payable	774	609

Accrued compensation and benefits	375	484

Customer advances and unearned revenue	446	732

Other accrued expenses	27	148

Total current liabilities	2,037	2,397

Long-term debt, excluding current installments ($274 to a related party at March 31, 2001)	43	355

Stockholders’ equity:

Preferred stock	—	—

Common stock, $.24 par value	2,867	2,867

Additional paid-in capital	23,028	23,028

Accumulated deficit	(20,573)	(20,432)

Total stockholders’ equity	5,322	5,463

	$7,402	$8,215

See accompanying notes to financial statements.
*	March 31, 2001 balances were derived from audited Financial Statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.
STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share amounts)

	Three months ended		Nine months ended

	Dec 31	Dec 31	Dec 31	Dec 31
	2001	2000	2001	2000

Revenues	$3,296	$2,792	$9,423	$7,888

Costs and expenses:

Cost of services	2,439	2,091	7,010	5,904

Selling, general and administrative expenses	957	834	2,779	2,420

Operating loss	(100)	(133)	(366)	(436)

Interest expense (income):

Related party	6	24	28	67

Other	(53)	(95)	(168)	(212)

Total interest, net	(47)	(71)	(140)	(145)

Net loss from continuing operations before income taxes	(53)	(62)	(226)	(291)

Income tax benefit	(20)	(23)	(85)	(106)

Net loss from continuing operations	(33)	(39)	(141)	(185)

Discontinued operations:

Gain on sale of discontinued operations net of income taxes of $169 and $1,863	—	276	—	2,049

Net (loss) earnings	$(33)	$237	$(141)	$1,864

Basic and diluted (loss) earnings per common share:

Continuing operations	$.00	$.00	$(.01)	$(.01)

Discontinued operations	.00	.02	.00	.17

Total	$.00	$.02	$(.01)	$.16

Weighted average number of common shares outstanding:

Basic and diluted	11,945	11,945	11,945	11,915

See accompanying notes to financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(In thousands, except number of shares)

		Additional
	Common	paid-in	Accumulated
	stock	capital	deficit	Total

Balance at March 31, 2001	$2,867	$23,028	$(20,432)	$5,463

Net loss	—	—	(141)	(141)

Balance at Dec. 31, 2001	$2,867	$23,028	$(20,573)	$5,322

Common stock — 11,944,963 shares issued and outstanding at December 31, 2001 and March 31, 2001.

See accompanying notes to financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.
STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Nine months ended

	Dec 31	Dec 31
	2001	2000

Cash flows from operating activities:

Net (loss) earnings	$(141)	$1,864

Adjustments to reconcile net (loss) earnings to net cash provided (used) by operating activities:

Gain on sale of discontinued operations	—	(3,912)

Deferred income taxes	—	1,120

Depreciation	127	117

Changes in current assets and liabilities:

Accounts receivable	423	(924)

Inventories	(5)	228

Prepaid expenses	(41)	(50)

Accounts payable	165	(583)

Accrued compensation and benefits	(109)	(376)

Customer advances and unearned revenues	(286)	(98)

Other liabilities	(121)	272

Net cash provided (used) by operating activities	12	(2,342)

Cash flows from investing activities:

Additions to equipment and leasehold improvements	(70)	(260)

Proceeds from sale of discontinued operations	—	7,072

Maturity of investments	3,993	—

Purchases of investments	(3,985)	(3,122)

Other assets	—	(1)

Net cash (used) provided by investing activities	(62)	3,689

Cash flows from financing activities:

Proceeds from long-term debt	—	152

Repayment of debt	(321)	(787)

Proceeds from sale of common stock	—	44

Net cash used in financing activities	(321)	(591)

Net (decrease) increase in cash and equivalents from continuing operations	(371)	756

Net increase in cash from discontinued operations	—	28

Net (decrease) increase in cash and equivalents	(371)	784

Cash and equivalents at beginning of period	1,104	161

Cash and equivalents at end of period	$733	$945

Supplemental disclosure of cash flow information:

Interest paid	$39	$88

See accompanying notes to financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS

1.     In the opinion of Management, the accompanying financial statements present fairly the financial position, results of operations and cash flows for the periods shown. The third quarter results for each year represent operations for the quarters ended December 31, 2001 and December 31, 2000. The financial data included herein was compiled in accordance with the same accounting policies applied to the Company’s audited annual financial statements. Any adjustments made were of a normal recurring nature.

     The results of operations for the nine month period ended December 31, 2001 are not necessarily indicative of the results to be expected for the full year.

2.     Cash and equivalents consist of cash and liquid debt instruments with maturity of three months or less from the date of purchase. Cash and equivalents are stated at cost plus accrued interest, which approximates market value. Short-term investments and marketable securities are classified as held-to-maturity securities based on the Company’s ability and intent to hold the securities until maturity. The securities are recorded at amortized cost adjusted for the accretion of discounts or cost plus accrued interest. Short-term investments consist of certificates of deposits and corporate debt instruments. Marketable securities consist of mortgage-backed securities and corporate debt instruments and are expected to mature in less than two years.

3.     On May 5, 2000, the Company sold substantially all of the assets of the Company’s software business to Keystone Solutions US, Inc. (“Keystone”), a wholly owned subsidiary of Keystone Software PLC. The Company agreed to indemnify Keystone with respect to any breach of its representations and warranties (subject to a $50,000 basket and a cap of the purchase price paid) or any breach of any covenant of the Company contained in the Asset Purchase Agreement. The Company agreed to indemnify Keystone with respect to claims or actions pending at or arising after the closing date (May 5, 2000) that related to the operation of the software business prior to that date.

     The pre-tax net gain on the sale of the software business recorded in the first nine months of the prior year was $3,912,000. The net gain less applicable income taxes (see note 4) is shown in the statements of operations under the caption discontinued operations.

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

     The income tax provision associated with the gain from the sale of the software business (see note 3) was higher than the statutory tax rate since goodwill valued at $986,000 for financial reporting purposes had a zero basis for tax purposes. The provision includes current taxes of $780,000 and deferred taxes of $1,083,000. The deferred taxes resulted from the use of tax loss carryforwards from prior years and the reversal of temporary differences between book and tax on the assets sold.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

     Cash and equivalents, short-term investments and marketable securities totaled $3,978,000 at December 31, 2001 and $4,357,000 at March 31, 2001. The net decrease of $379,000 was primarily a result of debt repayments of $321,000 and additions to equipment and leasehold improvements of $70,000.

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

Results of Operations

     For the quarter ended December 31, 2001, revenues increased 18.1% from the same quarter in 2000. For the nine month period ended December 31, 2001, revenues increased 19.5% compared with the first nine months of the prior year. These increases resulted from growth in revenues from hardware maintenance contracts and from services provided on a time and materials basis. For the comparative third quarters, revenues from hardware maintenance contracts grew to $2,441,000, an increase of 11.0% and for the comparative first nine months these revenues grew to $7,011,000, an increase of 15.1%. These increases principally resulted from the capture of new contracts in the prior year and one large contract which started in September of this year. Time and material revenues increased by 41.5% to a total of $832,000 for the comparable third quarters and by 32.7% to a total of $2,333,000 for the comparative nine month periods. The principal reasons for these increases were business generated from a new customer obtained from a reseller that started in April, 2001, the continuation of services outsourced by a direct customer, which commenced in the second half of the previous fiscal year, and services provided on a new large contract, which started in September of this year.

     The cost of services decreased as a percentage of revenues from 74.9% in the third quarter of the prior year to 74.0% in the third quarter of the current year. For the comparable first nine months these expenses decreased as a percentage of revenues from 74.9% to 74.4%. Selling, general and administrative expenses also decreased as a percentage of revenues for these same periods. For the comparable third quarters these expenses dropped from 29.9% to 29.0% of revenues and for the comparable nine month periods selling, general, and administrative expenses decreased from 30.7% to 29.5% of revenues. The primary reason for the improvement in these percentages has been the ability to leverage certain fixed expenses whereby the growth in revenues has not resulted in commensurate growth in fixed expenses.

     The decrease in net interest income for the comparable third quarters was primarily based on a drop in interest rates, which impacted earnings from the Company’s investments. Net interest income for the comparable nine month periods was approximately the same. In the prior year the Company did not have any investments until it received the net proceeds from the sale of its software business in May, 2000. As a result, the Company realized higher amounts of net interest income in its comparable first quarters. This favorable result has now been offset by lower amounts of net interest income in the second and third quarters due primarily to lower interest rates.

     The income tax benefit recorded in each of the comparable quarters and nine month periods on the net loss from continuing operations approximated the statutory tax rate. No additional tax benefits were established in the statements of operations for the comparable periods, since the Company has fully reserved for the tax effect of net deductible temporary differences and loss carryforwards. These benefits will be recorded in future periods as they are realized or as their realization becomes predictable.

     The pre-tax net gain on discontinued operations recognized in the first nine months of the prior year is based on the sale of the Company’s software business to Keystone on May 5, 2000. The income tax provision associated with the gain from the sale of the software business is higher than the statutory tax rate since goodwill valued at $986,000 for financial reporting purposes had a zero basis for tax purposes. The provision included current taxes of $780,000 and deferred taxes of $1,083,000. The deferred taxes resulted from the use of tax loss carryforwards from prior years and the reversal of temporary differences between book and tax on the assets sold.

Fourth Quarter Disclosure

     The Company will incur certain non-recurring selling, general and administrative expenses in its fourth quarter of fiscal 2002. In January, 2002, the Company hired Mr. William O. Bray as its president and chief executive officer to succeed Mr. Henry P. Semmelhack who held those positions since the Company’s incorporation in 1982. Mr. Semmelhack will be retiring at the end of the fiscal year. Consistent with Mr. Semmelhack’s employment contract and his retirement, the Compensation Committee of the Board of Directors has approved a deferred compensation arrangement for past services rendered. In addition, Mr. David L. Blankenship, Senior Vice President of Operations, will be leaving the Company at the end of February. The Company has agreed to buy out the remaining term of Mr. Blankenship’s employment contract, cancel a loan and accrued interest outstanding to Mr. Blankenship in return for the stock held as collateral for the loan, plus pay for certain additional expenses. The impact of these non-recurring expenses in the fourth quarter, including additional salary costs during the transition period to the new CEO, relocation expenses for Mr. Bray, the value of the deferred compensation arrangement with Mr. Semmelhack, and the settlement with Mr. Blankenship are estimated to be $735,000.

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

BARRISTER GLOBAL SERVICES NETWORK, INC.

Date:	February 11, 2002	By:	/s/ William O. Bray

William O. Bray President and Chief Executive Officer

Date:	February 11, 2002	By:	/s/ Richard P. Beyer

Richard P. Beyer Senior Vice President, Finance (Principal Financial Officer)