Form 10-K
period 2002-03-31
BARRISTER GLOBAL SERVICES NETWORK INC
filed 2002-06-27
CIK 754128

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2002

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

        The aggregate market value of Common Stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on June 1, 2002 was approximately $3.9 million.

        The number of shares outstanding of the Registrant's common stock, $.24 par value, was 11,901,326 at June 1, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 9, 2002, are incorporated by reference in Part III.

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

        When the Company stopped manufacturing mini-computers, the service organization continued to support the Barrister customers and implemented a strategy to diversify into the maintenance of multi-vendor computer equipment. In 1989, nearly 100% of service revenues came from the maintenance of Barrister mini-computers and equipment. Today nearly 100% of revenues come from services provided for multi-vendor computers and peripherals.

SERVICES MARKET

        The Company provides a variety of IT services throughout North America for multi-vendor equipment including personal computers, servers, peripherals and other equipment. Using its staff of hardware technicians and its network of over 1,200 service companies, the Company provides comprehensive services for such equipment. The Company maintains nationwide toll-free numbers for customer service and provides a seven-day, twenty-four hour response capability.

        In 1998, the Company took the initiative and developed and licensed several software modules and integrated them into an Internet-based software system which provides unique and innovative ways to provide and manage services to its clients. This integrated software system is called the Global Service Network (GSN) and allows for clients anywhere in the world to place service requests and view the status of service calls using the Internet. Further, the system provides management information to client and company managers responsible for service delivery. Finally, GSN provides a mechanism over the Internet to transmit service requests to third party subcontractors, to monitor and manage those service calls and to measure service delivery performance. The ability to manage third party service providers and provide summary management information is a unique and powerful capability. This capability has received favorable comment as a valuable value-added service from clients and prospects. This capability has also led to positive changes in the national service delivery process and has allowed expansion through partners without the addition of physical locations.

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

        Sales of services are the result of a direct sales force focused on this market. A variety of service plans are offered which cover a long list of Original Equipment Manufacturers (OEMs) products. In addition, the Company has established business relationships with companies such as Amherst Computer Products, Avnet Inc., CDW Computer Centers Inc., Fujitsu Technology Solutions, Inc., IBM Corporation, Retrofit Technologies Inc. and Siemens Business Services, Inc., to provide services on a contractual basis.

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

SERVICES COMPETITION

        Providing on-site and depot repair services to clients is a highly competitive business. The principal competitive factors are expertise, reputation, price and geographic location of staff. The market for IT services is very large; it encompasses all businesses, is highly price competitive, has some technological barriers to entry and the equipment serviced has short product life cycles. The Company competes with numerous organizations which can provide similar services, many of which are substantially larger, better known and have substantially greater name recognition and financial, marketing, technical and personnel resources than the Company. The Company believes it distinguishes itself by its unique use of the GSN, by which it manages equipment maintenance services using the Internet, by its skills in managing a large number of geographically dispersed service partners and by providing services on a dependable and cost effective basis to customers with multiple locations throughout North America.

MAJOR BUSINESS RELATIONSHIPS

        The Company does substantial business with three strategic partners: IBM Corporation ("IBM"), Siemens Business Services, Inc. and Retrofit Technologies Inc. Total revenues generated from these customers amounted to approximately 36% of revenues in fiscal 2002. In Fiscal 2002 an agreement was reached with Avnet Computer to provide nationwide support on Intel-based systems and servers that Avnet distributes to Value-Added Resellers (VARs), OEMs and end users. A similar agreement was reached with CDW Computer Centers, Inc. to supply their customers with Barrister's extended warranty contracts. The IBM, Siemens Business Services and Retrofit Technology business is through a number of hardware maintenance subcontracts to provide service to customers of these companies.

SOFTWARE BUSINESS

        During fiscal 2000 and in prior years, the Company operated a Software Business which has been reported as discontinued operations, due to the sale of the business to Keystone on May 5, 2000. The Software Business segment focused on the development, marketing, licensing and installation of software for law firms, accounting firms, consultants and departments of Fortune 1000 companies.

EMPLOYEES

        On June 1, 2002, the Company had 119 full-time employees and 3 part-time employees. None of the Company's employees are represented by a labor union and the Company has had no work stoppages. The Company believes that employee relations are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following sets forth certain information with respect to the executive officers of the Company as of June 15, 2002:

        William O. Bray, 52, joined the Company in January of this year as its, President, Chief Executive Officer and Director. Previously he served as President and Chief Operating Officer of Hitachi Innovative Solutions Corporation, a wholly owned subsidiary of Hitachi, Ltd. Prior to the Hitachi position he was Vice President, Outsourcing Solutions and Managed Services of NCR Corporation. Mr. Bray has also held executive management positions with UNISYS Corporation and COMDISCO, Inc.. He holds a Ph.D. in business administration from California Coast University and has taught at the University level.

        Richard P. Beyer, 55, is Senior Vice President-Finance, Chief Financial Officer, Treasurer and a Director of the Company. He joined Comptek in 1974 and served as its Vice President-Finance and Treasurer prior to assuming those positions with the Company in 1982.

        Russell J. Matuszak, 34, joined the Company in July, 2000 as its Secretary and General Counsel. Previously he was a Partner in the firm Cavanaugh & Matuszak. He also serves as an adjunct instructor in the Accounting Department at Canisius College, located in Buffalo, New York.

        Charles E. Roberts, 53, joined the Company in 1995 as its sales manager and was named Vice President of National Sales in March 2002. Previously, he was Vice President of Sales for Eastman Kodak Company, Edicon Systems Division. He also served in sales management and industry marketing positions during 10 years at Nortel Networks Ltd. Prior to Nortel, Roberts had a ten year career at Burroughs Corporation (now Unisys Corporation) where he was responsible for regional sales and branch operations in Western New York.

        Kathleen Ryan, 44, joined the Company as Vice President of Marketing in March 2002. Most recently she was Vice President of Market Planning for NONSTOP Solutions. Prior to that Ryan served in marketing management positions at IBM Corporation in the U.S. and Europe, including Program Director of Global Marketing and Strategy and of Digital Media for the IBM Global Communications Sector. Previously, she held marketing strategy and product management positions at Bell Mobility Inc., Teleglobe Communications Company (formerly Teleglobe Canada) and AT&T Canada (formerly Unitel).

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock is traded on the American Stock Exchange under the symbol "BIS". The price ranges as reported by AMEX applicable to the common shares during each quarter of the years ended March 31, 2002 and March 31, 2001, are as follows:

                                2002                                       2001
                        -----------------------                  ------------------------
                           High          Low                        High           Low
                           ----          ---                        ----           ---

First Quarter              0.70          0.37                       2.25           1.00
Second Quarter             0.74          0.40                       1.19           0.88
Third Quarter              0.52          0.40                       1.00           0.31
Fourth Quarter             0.79          0.42                       0.69           0.44

        The Company's common stock was held by approximately 381 shareholders of record as of June 1, 2002.

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

ITEM 6. SELECTED FINANCIAL DATA

                                                                              Year Ended March 31
                                                   ------------------------------------------------------------------------
                                                     2002            2001            2000            1999            1998
                                                   ------------------------------------------------------------------------
                                                                   (In thousands, except per share amounts)

Statement of Operations Data: (1)
   Revenues                                        $ 12,845        $ 11,085        $  8,476        $  8,590        $ 11,955
   Net loss from continuing operations               (1,118)           (197)           (600)         (1,161)           (730)
   Net loss per common share from
      continuing operations:
        Basic and diluted                              (.09)           (.02)           (.06)           (.14)           (.09)

Balance Sheet Data at Year End:  (1)
   Working capital                                    2,436           5,299           1,546           2,296           2,271
   Total assets                                       7,136           8,215           7,556           7,961           6,998
   Long-term debt                                        27             355             791           1,134           1,395
   Stockholders' equity                               4,284           5,463           3,552           3,812           1,993

(1) Prior years have been restated to reflect discontinued operations consistent with current presentation. The discontinued operation is more fully discussed in
Note 2 to the financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        Barrister Global Services Network, Inc. (the "Company") (formerly Barrister Information Systems Corporation) is a provider of multi-vendor computer equipment maintenance services with warranty authorizations and preferred partner authorizations with over 20 manufacturers and technical expertise covering the products of over 200 manufacturers. The Company provides its customers with unusual value and powerful online information through its Global Service Network, a unique web-based service management system. A wide variety of services are offered, from on-site, mission-critical equipment services to depot repair, with services currently being provided in thousands of locations throughout North America. The Company provides national service delivery through centralized administration and computerized logistics; equipment repair both during and after equipment warranty periods; and cost-effective repairs through in-house repair expertise. Business is generated through direct sales to end-users, subcontracts from other companies, contracts with computer resellers to provide maintenance services to their customers and contracts with national distributors of computer equipment. The market for hardware maintenance services is very large; it encompasses all businesses, is highly price competitive, has some technological barriers to entry and the equipment serviced has short product life cycles.

RESULTS OF OPERATIONS

        Revenues increased 15.9% for fiscal year 2002 as compared to 2001, as a result of increases in both hardware maintenance contracts and time and materials services. Revenues from hardware maintenance contracts grew to $9.5 million, an increase of 13.6% from the prior year. This increase principally resulted from the capture of a large contract, which started in September of this fiscal year. Time and materials revenues increased by 21.7% to a total of $3.2 million for fiscal 2002 when compared to 2001. The principal reasons for this increase were business generated from a new customer obtained through a reseller that started in April, 2001 and from services provided on the large contract that started in September, 2001. The Company continues to pursue new business from its business partners and from the marketing of the capabilities of its Global Services Network, which is a web-based service management system.

        The 30.8% increase in revenues for fiscal 2001 as compared to 2000 resulted from a 32% increase in contract revenues and a 25.3% increase in revenues from time and materials services. The increase in contract revenues principally resulted from the capture of new contracts, primarily through the Company's reseller channel. The increase in time and materials revenues resulted from business generated from two customers, one a reseller that contracted with the Company in fiscal 2000 and substantially increased its business in fiscal 2001, and the other a direct customer who outsourced significant services to the Company in the second half of fiscal 2001.

        The cost of services increased as a percentage of revenues from 76.1% in fiscal 2001 to 78.7% in the current year. This increase occurred as a result of the recording in the fourth quarter of the current fiscal year an additional provision of $532,000 for service parts inventory deemed to be excess to the Company's needs. This provision resulted from a change in the mix of equipment being serviced under contract, an analysis of the usage of the service parts inventory and assessment of the current value of the inventory. The additional provision amounted to 4.1% of fiscal 2002 revenues. The cost of services decreased as a percentage of revenues from 84.4% in fiscal 2000 to 76.1% in fiscal 2001. The principal reasons for this decrease were reduced levels of expenses associated with the service parts inventory and the ability to leverage certain fiscal costs. Cost of services includes provision for service parts inventory deemed to be no longer repairable or excess to the Company's needs based on actual and projected service revenues. The amount of such charges were $1,132,000, $611,000 and $900,000 for 2002, 2001 and 2000, respectively.

        Selling, general and administrative expenses were 35.2% of revenues for fiscal 2002 compared to 29.2% of revenues in 2001. This increase primarily resulted from certain non-recurring expenses incurred in the fourth quarter of fiscal 2002. In January, 2002, the Company hired Dr. William O. Bray as its president and chief executive officer to succeed Mr. Henry P. Semmelhack who held those positions since the Company's incorporation in 1982. Mr. Semmelhack retired as of March 31, 2002. Consistent with Mr. Semmelhack's employment contract and his retirement, the Compensation Committee of the Board of Directors approved a deferred compensation arrangement for past services rendered. In addition, Mr. David L. Blankenship, former Senior Vice President of Operations, left the Company at the end of February 2002. The Company agreed to buy out the remaining term of Mr. Blankenship's employment contract, cancel a loan and accrued interest outstanding to Mr. Blankenship in return for the stock held as collateral for the loan, plus pay for certain additional expenses. The impact of these non-recurring expenses in the fourth quarter of 2002, including additional salary costs during the transition period to the new CEO, relocation expenses for Dr. Bray, the present value of the deferred compensation arrangement with Mr. Semmelhack, and the settlement with Mr. Blankenship were approximately $753,000, or 5.9% of fiscal 2002 revenues. Selling, general and administrative expenses were 29.2% of revenues for fiscal 2001 compared to 34.5% of revenues in 2000. The principal reason for this decrease is that the increase in revenues was achieved without any growth in the general and administrative costs of the Company. Any increases in these costs were offset by staff reductions based on the sale of the software business of the Company to Keystone Solutions U.S., Inc. in May, 2000. Prior to the sale, all corporate related expenses were included in the general and administrative expenses of the Company, since these expenses were not previously allocated to the Company's two business segments and the amount of reduction in these expenses, if any, could not be determined.

        The decrease in net interest income in fiscal 2002 as compared to 2001 was primarily a result of lower interest rates, which impacted earnings from the Company's investments. The interest income earned in fiscal 2001 was based on income received on the investment of the net proceeds from the sale of the Company's software business in May, 2000. These proceeds were also used to pay certain outstanding interest bearing debt of the Company.

        No current tax benefit was recorded in fiscal 2000 due to the operating losses incurred. The current tax benefit recorded in 2001 resulted from the offset of the operating loss against the gain realized on the sale of the Company's software business in that year. The current tax benefit recorded in 2002 is based on the estimated refund of taxes paid in the prior year by carrying back the fiscal 2002 operating loss. The deferred tax benefit recorded in 2000 was based on the amount of deferred tax assets which were expected to be realized based on a projection of taxable income in fiscal 2001. The deferred tax expense recorded in 2001 resulted from the reversal of certain deductible temporary differences during that year. The deferred tax benefit recorded in 2002 was based on the amount of deferred tax assets which were expected to be realized from the carryback of future tax expenses from the reversal of certain deductible temporary differences. Based on the consideration of the weight of both positive and negative evidence as required by Statement of Financial Accounting Standards No. 109, management has determined that it is more likely than not that the remaining deferred tax assets at March 31, 2002 will not be realized. Therefore, no additional tax benefits were established in the statement of operations for the year ended March 31, 2002, since the Company has reserved for the tax effect of net deductible temporary differences and loss carryforwards. These benefits will be recorded in future periods as they are realized or as their realization becomes predictable.

        The pre-tax net gain from the sale of discontinued operations recognized in fiscal 2001 of $3,936,000 was based on the sale of the Company's software business to Keystone on May 5, 2000. The income tax provision associated with the gain is higher than the statutory rate since goodwill valued at $986,000 for financial reporting purposes had a zero basis for tax purposes. The provision included current taxes of $774,000 and deferred taxes of $1,098,000. The deferred taxes resulted from the use of tax loss carryforwards from prior years and the reversal of temporary differences between book and tax on the assets sold.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and equivalents, short-term investments and marketable securities totaled $3,992,000 at March 31, 2002 and $4,357,000 at March 31, 2001. The net
decrease of $365,000 was primarily a result of debt repayments, which amounted to $445,000. Operating activities provided net cash of $167,000 during fiscal 2002. The net loss was offset by decreases in accounts receivable and service parts inventory and an increase in accrued compensation and benefits.

        The Company experienced a net increase in cash and short-term investments from continuing operations of $4,196,000 during fiscal 2001. An additional net increase in cash of $27,000 was realized from discontinued operations. Proceeds from the sale of the Company's software business on May 5, 2000 less associated expenses amounted to $7,097,000. Certain of the proceeds were used to repay $871,000 of current and long-term debt, $466,000 of accounts payable, $194,000 of accrued compensation and benefits and $425,000 of income taxes. In addition, the Company experienced an increase in accounts receivable of $971,000, which included the balance remaining in the escrow account from the sale of the software business of $236,000, which payment was received in May, 2001.

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

        The principal cash requirements expected for fiscal 2003 are debt repayments of $307,000 and additions to equipment and leasehold improvements. On June 18, 2002, the Company signed a lease agreement to move its headquarters offices and operations center into a new facility. The Company expects to obtain financing for any additional capital expenditures in relation to the new facility. The Company's cash and investments will be sufficient to cover working capital, capital expenditure requirements, and debt repayments in fiscal 2003.

NEW ACCOUNTING STANDARDS

        The Company will adopt SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" on April 1, 2002. SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment approach. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and it expands the presentation of discontinued operations to include more disposal transactions. The pronouncements are not expected to have an impact on the financial statements.

        The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" beginning April 1, 2001. SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments. The Company does not enter into hedging transactions or acquire derivative instruments, accordingly, SFAS No. 133 had no impact on the financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company, in the normal course of business, has exposure to interest rate risk from its long term debt obligations that have variable interest rates based on prime. The Company does not believe that its exposure to fluctuations in interest rates is material. A 10% change in the interest rate utilized on these long term debt obligations would have produced approximately $3,000 in additional interest expense for the fiscal year ended March 31, 2002.

        Due to the immateriality of the above noted market risk, the Company has decided not to utilize any form of financial instrument as a hedge against this risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE                                          PAGE

Independent Auditors' Report .........................................................................    11

Balance Sheets as of March 31, 2002 and 2001..........................................................    12

Statements of Operations for the years ended March 31, 2002, 2001 and 2000............................    13

Statements of Stockholders' Equity for the years ended March 31, 2002, 2001 and 2000..................    14

Statements of Cash Flows for the years ended March 31, 2002, 2001, and 2000...........................    15

Notes to Financial Statements.........................................................................    16

Financial Statement Schedule II - Valuation and Qualifying Accounts...................................    27

INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Barrister Global Services Network, Inc.
Buffalo, New York

We have audited the accompanying balance sheets of Barrister Global Services Network, Inc. (the "Company") as of March 31, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended March 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14 (d). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. The financial statements of the Company for the year ended March 31, 2000 were audited by other auditors whose report, dated June 26, 2000, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Barrister Global Services Network, Inc. as of March 31, 2002 and 2001, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
Buffalo, New York
May 24, 2002
(June 18th as to Note 8)

BARRISTER GLOBAL SERVICES NETWORK, INC.
BALANCE SHEETS
(In thousands, except share data)

                                                                                 March 31
                                                                        --------------------------
                                                                          2002              2001
                                                                        --------------------------
ASSETS
CURRENT ASSETS:
   Cash and equivalents                                                 $  1,222          $  1,104
   Short term investments                                                  1,040             3,253
   Accounts receivable, less allowance for doubtful accounts of
        $125 in  2002 and $160 in 2001                                     1,289             1,905
   Service parts inventory                                                   933             1,410
   Prepaid expenses                                                           23                24
   Income taxes                                                              487                 -
                                                                        --------          --------
                  Total current assets                                     4,994             7,696
                                                                        --------          --------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, AT COST:
   Computer and other equipment                                            1,042             1,493
   Furniture and fixtures                                                    546               643
   Leasehold improvements                                                    247               248
                                                                        --------          --------
                                                                           1,835             2,384
   Less accumulated depreciation                                           1,448             1,890
                                                                        --------          --------
                  Net equipment and leasehold improvements                   387               494
                                                                        --------          --------
MARKETABLE SECURITIES                                                      1,730                 -
OTHER ASSETS                                                                  25                25
                                                                        --------          --------
                                                                        $  7,136          $  8,215
                                                                        ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current installments of long-term debt
        ($266 in 2002 and $379 in 2001 to a related party)              $    307          $    424
   Accounts payable                                                          761               609
   Accrued compensation and benefits                                         677               484
   Customer advances and unearned revenue                                    661               732
   Other accrued expenses                                                    152               148
                                                                        --------          --------
                  Total current liabilities                                2,558             2,397
                                                                        --------          --------

DEFERRED COMPENSATION                                                        267                 -
LONG-TERM DEBT, EXCLUDING CURRENT INSTALLMENTS
        ($274 in 2001 to a related party)                                     27               355
COMMITMENTS AND CONTINGENCIES (Notes 8 and 11)
STOCKHOLDERS' EQUITY:
   Preferred stock, authorized 2,000,000 shares                                -                 -
   Common stock, $.24 par value.  Authorized 20,000,000 shares;
        11,944,963 shares issued                                           2,867             2,867
   Additional paid-in capital                                             23,028            23,028
   Accumulated deficit                                                   (21,550)          (20,432)
   Treasury stock at cost, 100,000 shares                                    (61)                -
                                                                        --------          --------
                  Total stockholders' equity                               4,284             5,463
                                                                        --------          --------

                                                                        $  7,136          $  8,215
                                                                        ========          ========

See accompanying notes to financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.
STATEMENTS OF OPERATIONS
(In thousands, except  share data)

                                                                          Year Ended March 31
                                                              --------------------------------------------
                                                                2002              2001              2000
                                                              --------------------------------------------

REVENUES                                                      $ 12,845          $ 11,085          $  8,476

COSTS AND EXPENSES:
   Cost of services                                             10,108             8,431             7,156
   Selling, general and administrative expenses                  4,521             3,236             2,924
                                                              --------          --------          --------
OPERATING LOSS                                                  (1,784)             (582)           (1,604)
                                                              --------          --------          --------

INTEREST EXPENSE (INCOME):
   Related party                                                    33                80                97
   Other                                                          (212)             (273)               45
                                                              --------          --------          --------
        Total interest                                            (179)             (193)              142
                                                              --------          --------          --------

NET LOSS FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                         (1,605)             (389)           (1,746)

Income tax benefit                                                (487)             (192)           (1,146)
                                                              --------          --------          --------
LOSS FROM CONTINUING OPERATIONS                                 (1,118)             (197)             (600)

DISCONTINUED OPERATIONS:
   Loss from discontinued operations                                 -                 -              (163)
   Gain from sale of discontinued operations
      net of income taxes of $1,872                                  -             2,064                 -
                                                              --------          --------          --------
NET (LOSS) EARNINGS                                           $ (1,118)         $  1,867          $   (763)
                                                              ========          ========          ========

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:
   Continuing operations                                      $   (.09)         $   (.02)         $   (.06)
   Discontinued operations                                         .00               .18              (.01)
                                                              ========          ========          ========
        Total                                                 $   (.09)         $    .16          $   (.07)
                                                              ========          ========          ========

Weighted average number of common shares outstanding:
         Basic and diluted                                      11,937            11,922            10,519
                                                              ========          ========          ========

See accompanying notes to financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

                                                                            Year Ended March 31
                                                                --------------------------------------------
                                                                  2002              2001              2000
                                                                --------------------------------------------

PREFERRED STOCK:
   Beginning balance                                            $      -         $       -          $  1,250
   Conversion into 2,500,000 shares of common stock                    -                 -            (1,250)
                                                                --------          --------          --------
        Ending balance                                                 -                 -                 -
                                                                --------          --------          --------

COMMON STOCK:
   Beginning balance                                               2,867             2,846             2,134
   Issuance of 88,407 shares, and 465,320 shares
      shares in 2001 and 2000,  respectively                           -                21               112
   Issued 2,500,000 shares on conversion of
      preferred stock                                                  -                 -               600
                                                                --------          --------          --------
        Ending balance                                             2,867             2,867             2,846
                                                                --------          --------          --------

ADDITIONAL PAID-IN CAPITAL:
   Beginning balance                                              23,028            23,005            21,964
   Issuance of common shares                                           -                23               391
   Conversion of preferred stock                                       -                 -               650
                                                                --------          --------          --------
        Ending balance                                            23,028            23,028            23,005
                                                                --------          --------          --------

ACCUMULATED DEFICIT:
   Beginning balance                                             (20,432)          (22,299)          (21,536)
   Net (loss) earnings                                            (1,118)            1,867              (763)
                                                                --------          --------          --------
        Ending balance                                           (21,550)          (20,432)          (22,299)
                                                                --------          --------          --------

TREASURY STOCK:
   Beginning balance                                                   -                 -                 -
   Acquisition of 100,000 shares                                     (61)                -                 -
                                                                --------          --------          --------
        Ending balance                                               (61)                -                 -
                                                                --------          --------          --------


TOTAL STOCKHOLDERS' EQUITY                                      $  4,284          $  5,463          $  3,552
                                                                ========          ========          ========

See accompanying notes to financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.
STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                      Year Ended March 31
                                                                          -----------------------------------------
                                                                            2002             2001             2000
                                                                          -----------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) earnings                                                    $(1,118)         $ 1,867          $  (763)
   Adjustments to reconcile net (loss) earnings to net cash
      provided (used) by operating activities:
        Depreciation                                                          167              159              124
        Deferred income taxes                                                (158)           1,146           (1,146)
        Loss on discontinued operations                                         -                -              163
        Gain on sale of discontinued operations                                 -           (3,936)               -
        Write-off of note receivable                                           50                -                -
        Loss on disposal of equipment                                          27                -                -
        Changes in current assets and liabilities of continuing
            operations:
             Accounts receivable                                              616             (971)             327
             Service parts inventory                                          477              324              607
             Prepaid expenses                                                   1              (15)              17
             Income taxes                                                    (329)               -                -
             Other assets                                                       -                -                7
             Accounts payable                                                 152             (466)              14
             Accrued compensation and benefits                                349             (194)             114
             Customer advances and unearned revenue                           (71)              34             (144)
             Other accrued expenses                                             4               93                4
                                                                          -------          -------          -------
                Net cash provided (used) by operating activities              167           (1,959)            (676)
                                                                          -------          -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to equipment and leasehold improvements                          (87)            (294)            (154)
   Net proceeds from sale of discontinued operations                            -            7,097                -
   Purchase of investments                                                 (3,985)          (6,753)               -
   Sale or maturity of investments                                          4,468            3,500                -
                                                                          -------          -------          -------
                Net cash provided (used) by investing activities              396            3,550             (154)
                                                                          -------          -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                                 -              152              100
   Repayment of note payable                                                    -             (264)               -
   Repayment of long-term debt                                               (445)            (607)             (45)
   Proceeds from sale of common stock                                           -               44              315
                                                                          -------          -------          -------
                Net cash (used) provided by financing activities             (445)            (675)             370
                                                                          -------          -------          -------

Net increase (decrease) in cash from continuing operations                    118              916             (460)
Net increase in cash from discontinued operations                               -               27              399
                                                                          -------          -------          -------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                               118              943              (61)
CASH AND EQUIVALENTS AT BEGINNING OF YEAR                                   1,104              161              222
                                                                          -------          -------          -------
CASH AND EQUIVALENTS AT END OF YEAR                                       $ 1,222          $ 1,104          $   161
                                                                          =======          =======          =======

Supplemental disclosure of cash flow information (Note 10)

See accompanying notes to financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS


    (1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (a) NATURE OF ORGANIZATION - Barrister Global Services Network, Inc. (formerly Barrister Information Systems Corporation) had two professional service segments: hardware maintenance services, and software licensing and support services. The hardware maintenance service business provides equipment maintenance for multi-vendor equipment including personal computers and related equipment generally attached to LANs. This comprehensive maintenance and warranty service is done on a contractual and time and materials basis. These services are provided through a network of service locations throughout the United States. The software segment developed and supported Windows-based client/server software for law, accounting, and consulting firms and departments of Fortune 1000 companies. As further described in Note 2, the Company sold the software segment in May 2000. The accompanying financial statements separately reflect the software business as a discontinued operation.

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

        (d) CASH AND EQUIVALENTS, SHORT TERM INVESTMENTS, AND MARKETABLE SECURITIES - Cash and equivalents consist of cash and liquid debt instruments with maturity of three months or less from the date of purchase. Cash and equivalents are stated at cost plus accrued interest, which approximates market value. Short-term investments and marketable securities are classified as held-to-maturity securities based on the Company's ability and intent to hold the securities until maturity. The securities are recorded at amortized cost adjusted for the accretion of discounts or cost plus accrued interest.

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

        (j) ACCOUNTING STANDARDS - The Company implemented SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" during fiscal 2001, which was the first year in which it had investments. This standard requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities.

            The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" beginning April 1, 2001. SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments. The Company does not enter into hedging transactions or acquire derivative instruments, accordingly, SFAS No. 133 had no impact on the financial statements.

            In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25." The adoption of this interpretation, effective July 1, 2000, did not have a material impact on the Company's financial statements.

            The Company will adopt SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" on April 1, 2002. SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment approach. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and it expands the presentation of discontinued operations to include more disposal transactions. The pronouncements are not expected to have an impact on the financial statements.


    (2) DISCONTINUED OPERATIONS

        On May 5, 2000, the Company sold substantially all of the assets of the Company's software business to Keystone Solutions US, Inc. ("Keystone"), a wholly owned subsidiary of Keystone Software PLC. The selling price was $8,000,000 in cash plus the assumption by Keystone of certain liabilities. The selling price was subject to adjustment in the event that the net assets delivered differed from amounts stipulated in the agreement or if there are any contingent, hidden or undisclosed liabilities relating to the purchased assets or the software business. The Company agreed to indemnify Keystone with respect to any breach of its representations and warranties (subject to a $50,000 basket and a cap of the purchase price paid) or any breach of any covenant of the Company contained in the Asset Purchase Agreement. The Company also agreed to indemnify Keystone with respect to claims or actions pending at or arising after the closing date (May 5, 2000) that relate to the operation of the software business prior to that date. Of the selling price, $800,000 was held in escrow by Keystone for the payment of any of the above claims. During fiscal 2001, $326,000 of the escrow was paid to Keystone based on agreements reached to finalize claims that occurred. The Company received payments of $238,000 from the escrow during the year ended March 31, 2001. The balance of the escrow, which amounted to $236,000 at March 31, 2001, was recorded as a receivable on the balance sheet and full payment was received by the Company in May, 2001.

        The pre-tax net gain on the sale of the software business was $3,936,000. This was net of a loss of $177,000 incurred from the measurement date of April 5, 2000 to the closing date.

    (3) SHORT TERM INVESTMENTS AND MARKETABLE SECURITIES

        Short-term investments and marketable securities are classified as held-to-maturity securities based on the Company's ability and intent to hold the securities until maturity. The securities are recorded at amortized cost adjusted for the accretion of discounts or cost plus accrued interest.

        Short-term investments consist of certificates of deposits and/or corporate debt instruments. The securities have a term of less than one year and are recorded at amortized cost adjusted for the accretion of discounts or cost plus accrued interest. The carrying value of the short term investments approximates its fair value.

        Marketable securities consist of mortgage-backed securities and/or corporate debt instruments and are expected to mature in less than two years.


    (4) NOTE PAYABLE AND LONG-TERM DEBT

        A summary of long-term debt follows:

                                                             March 31
                                                       ---------------------
                                                        2002           2001
                                                       ---------------------
                                                           (In thousands)

Term note with BIS Partners, L.P. (BIS)                $  265         $  653
Other                                                      69            126
                                                       ------         ------
     Total long term debt                                 334            779
Less current installments                                 307            424
                                                       ------         ------
Long-term debt, excluding current installments         $   27         $  355
                                                       ======         ======

        The BIS term note is repayable in equal monthly installments of principal and interest of $35,000. The note bears interest at the prime rate plus 3.5% ( 8.25% at March 31, 2002) and is supported by an agreement granting a security interest in all equipment, inventories and receivables. The agreement, among other things, requires the Company to maintain certain financial ratios, prohibits dividend payments, and restricts capital expenditures, lease obligations and executive compensation. The Company was in compliance with all covenants in the agreement.

        BIS is 87.5% owned either directly or beneficially by certain officers and directors of the Company. These same officers and directors own approximately 30% of the Company's common stock.

        Payments on long-term debt are estimated to be due as follows:

Year Ending March 31                                Amount (in thousands)
--------------------                                ---------------------
       2003                                                 $ 307
       2004                                                    27
                                                            -----
                                                            $ 334
                                                            =====

    (5) STOCK OPTIONS AND WARRANTS

        The Company has stock incentive plans to which it has allocated 1,564,000 shares of its authorized common stock. Under the plans, options are granted to key employees and directors at prices determined by the Compensation Committee of the Board of Directors but not at a price less than the stock's market value at date of grant. The options granted may qualify as incentive stock options and are exercisable over a period of ten years.

        A summary of stock option activity follows:


                                                   2002                         2001                         2000
                                        -----------------------------------------------------------------------------------
                                        Shares         Weighted      Shares          Weighted     Shares         Weighted
                                        Subject to     Average       Subject to      Average      Subject to     Average
                                        Options        Exercise      Options         Exercise     Options        Exercise
                                        (thousands)    Price         (thousands)     Price        (thousands)    Price
                                        -----------------------------------------------------------------------------------
Outstanding beginning of year                 574     $   1.10              910    $   1.05              761     $   0.88
Granted                                       595         0.47              115        0.97              428         1.29
Cancelled                                    (187)        0.93             (362)       1.07             (162)        1.04
Exercised                                       -            -              (89)       0.50             (117)        0.83
                                        ---------                    ----------                   ----------
Outstanding end of year                       982         0.75              574        1.10              910         1.05
                                        =========                    ==========                   ==========
Exercisable at year end                       402         1.09              354        1.02              458         0.83
                                        =========                    ==========                   ==========
Reserved for grant, end of year                73                           163                          102
                                        =========                    ==========                   ==========
Weighted average fair value
    of options granted during year      $    0.24                    $     0.52                   $     0.71
                                        =========                    ==========                   ==========

        At March 31, 2002, the range of exercise prices and weighted average remaining contractual life of outstanding options was $.46 - $1.63 and
        6.5 years, respectively. In fiscal 2000, 182,000 shares of stock were issued under the plans as stock bonuses in payment for amounts due certain employees and directors. This transaction was accounted for as a non-cash activity in 2000. The per share weighted average fair values of stock options granted was computed using the Black Scholes option-pricing model with the following assumptions:

                                        2002           2001           2000
                                        -----------------------------------
Risk-free interest rate                 4.69%          5.22%          6.46%
Price volatility                        41.7%          42.0%          42.0%
Dividend yield                             0%             0%             0%
Expected term in years                     7              7              7

        The Company applies APB Opinion No. 25 in accounting for the Plans and, since options have been granted with exercise prices equal to the market value per share, no compensation cost has been recognized in the financial statements. Had the Company determined compensation cost based on the fair value of options at the grant date, the reported net loss from continuing operations for 2002, 2001, and 2000 would be increased by $123,000, $207,000, and $96,000, respectively, resulting in a $(0.10), $(0.03), and $(0.07) loss per share from continuing operations for 2002, 2001, and 2000 respectively.

        The following warrants are outstanding at March 31, 2002:

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

    (6) PENSION AND SAVINGS PLAN

        The Company has a defined contribution retirement plan covering all eligible employees. The Company partially matches employee contributions to the Plan. Expense under the plan was $25,000 in 2002, $27,000 in 2001 and $37,000 in 2000.


    (7) INCOME TAXES

        The composition of income tax expense (benefit) for continuing operations is as follows:

                             -----------------------------------------
                               2002             2001             2000
                             -----------------------------------------
                                           (In thousands)

Current:
     Federal                 $  (329)         $  (215)         $     -
     State                         -              (25)               -
                             -------          -------          -------
                                (329)            (240)               -
                             -------          -------          -------

Deferred:
     Federal                    (134)              43           (1,025)
     State                       (24)               5             (121)
                             -------          -------          -------
                                (158)              48           (1,146)
                             -------          -------          -------
                             $  (487)         $  (192)         $(1,146)
                             =======          =======          =======

        No current tax benefit was recorded in fiscal 2000 due to the operating losses incurred. The current tax benefit recorded in 2001 resulted from the offset of the operating loss against the gain realized on the sale of the Company's software business in that year. The current tax benefit recorded in 2002 is based on the estimated refund of taxes paid in the prior year by carrying back the fiscal 2002 operating loss. The deferred tax benefit recorded in 2000 was based on the amount of deferred tax assets which were expected to be realized based on a projection of taxable income in fiscal 2001. The deferred tax expense recorded in 2001 resulted from the reversal of certain deductible temporary differences during that year. The deferred tax benefit recorded in 2002 is based on the amount of deferred tax assets which are expected to be realized from the carryback of future tax expenses from the reversal of certain deductible temporary differences.

        Total income taxes differ from the amount computed by applying the Federal statutory rate (34%) to the loss from continuing operations as follows:

                                               ------------------------------------------
                                                 2002             2001             2000
                                               ------------------------------------------
                                                             (In thousands)

Income taxes at federal statutory rate         $  (546)         $  (132)         $  (594)
State tax effect                                   (24)             (16)             (70)
Change in valuation allowance                       81              (51)            (539)
Other                                                2                7               57
                                               -------          -------          -------
                                               $  (487)         $  (192)         $(1,146)
                                               =======          =======          =======

        The components of deferred tax assets (computed using an expected effective tax rate) are as follows:

                                               March 31
                                        ---------------------
                                         2002           2001
                                        ---------------------
                                           (In thousands)

Net operating loss carryforward         $  244         $  244
Inventory write downs                      255            152
Depreciation                                52             55
Vacation pay                                57             60
Bad debt allowance                          46             61
Deferred compensation                      154              -
Other                                       41             38
                                        ------         ------
Net deferred tax asset                     849            610
Less valuation allowance                   691            610
                                        ------         ------
                                        $  158 $            -
                                        ======         ======

        The Company's net operating loss carryforward, totaling $640,000, relates to pre-ownership change losses, which can be utilized at the rate of $80,000 per year through 2009.

        Based on the consideration of the weight of both positive and negative evidence as required by SFAS No. 109, management has determined that it is more likely than not that a portion of the deferred tax assets remaining at March 31, 2002 will not be realized. Therefore, only certain realizable tax benefits were established in the statements of operations for the year ended March 31, 2002, since the Company has reserved for the tax effect of net deductible temporary differences and loss carryforwards. These benefits will be recorded in future periods as they are realized or as their realization becomes predictable.

        The income tax provision associated with the gain from the sale of the software business (see Note 2) is higher than the statutory tax rate since goodwill valued at $986,000 on the books had a zero basis for tax purposes. The provision includes current taxes of $774,000 and deferred taxes of $1,098,000. The deferred taxes resulted from the use of tax loss carryforwards from prior years and the reversal of temporary differences between book and tax on the assets sold. The Company had no tax expense or benefit on the earnings (loss) from discontinued operations for 2000 due to its operating loss.

    (8) LEASE COMMITMENTS

        The Company conducts its operations from leased facilities and uses certain equipment primarily under operating lease arrangements. Real estate taxes, insurance, and maintenance expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced. Total rental expense for continuing operations was $368,000 in 2002, $381,000 in 2001 and $370,000 in 2000.

        On June 18, 2002 the Company entered into a 10 year operating lease agreement for the construction and occupancy of a new corporate operations center and headquarters in Buffalo, New York. Anticipated commencement date for rental payments is late fall 2002. The expected rental payments on the new facility effective December 1, 2002 are included in the following future minimum rental payments.

        Future minimum rental payments for continuing operations required under leases that have initial or remaining noncancellable lease terms in excess of one year are: $363,000 in 2003, $449,000 in 2004, $390,000 in
        2005, $378,000 in 2006, $339,000 in 2007, and $2,079,000 for 2008
        through 2013.

    (9) SEGMENT INFORMATION AND MAJOR CUSTOMERS

        Since the sale of the software business in fiscal 2001 the Company operates in a single business segment.

        Sales to the Company's largest three customers accounted for 36% of total revenues from continuing operations for 2002. In 2001 one customer accounted for 11% of revenues from continuing operations, while in 2000 two customers accounted for 21% of revenues from continuing operations. No other customer accounted for more that 10% of total revenue in any of the three years in the period ended March 31, 2002. The Company performs hardware maintenance services for end users under various subcontracts from these customers. These subcontracts can be canceled with 30 days notice.


    (10) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                           --------------------------------------
                                                             2002           2001           2000
                                                           --------------------------------------
                                                                       (In thousands)

Interest paid                                               $   47         $  108         $  132
Income taxes paid                                               34            425              -

Non-cash investing and financing activities:
Current liabilities paid in common stock                         -              -            188
Acquisition of treasury shares in exchange for note             61              -              -
  receivable

    (11) CONTINGENCIES

        The Company is a party to various legal proceedings incidental to its business. Management believes that none of these legal proceedings will have a material adverse effect on the Company's financial position, results of operations or liquidity.


    (12) QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following is a summary of quarterly financial data for the fiscal years ended March 31, 2002 and March 31, 2001. Amounts for 2001 have been restated to exclude discontinued operations, which are more fully discussed in Note 2 to the financial statements.

                                                    ------------------------------------------------------------------------
                                                      First          Second           Third           Fourth
                                                     Quarter         Quarter         Quarter          Quarter         Year
                                                    ------------------------------------------------------------------------
                                                                                 (In thousands)

2002
   Revenues                                         $  3,043        $  3,084        $  3,296        $  3,422        $ 12,845
   Operating loss                                       (118)           (148)           (100)         (1,418)(1)      (1,784)
   Net loss from continuing operations                   (43)            (65)            (33)           (977)         (1,118)
   Net loss per common share from
     continuing operations, basic and diluted           (.00)           (.01)           (.00)           (.08)           (.09)

2001
   Revenues                                         $  2,400        $  2,696        $  2,792        $  3,197        $ 11,085
   Operating loss                                       (138)           (165)           (133)           (146)           (582)
   Net loss from continuing operations                   (77)            (69)            (39)            (12)           (197)
   Net loss per common share from
     continuing operations, basic and diluted           (.01)           (.01)           (.00)           (.00)           (.02)


(1) The increase in the fourth quarter operating loss for 2002 resulted from certain non-recurring expenses incurred in that quarter. In January, 2002, the Company hired Dr. William O. Bray as its president and chief executive officer to succeed Mr. Henry P. Semmelhack who held those positions since the Company's incorporation in 1982. Mr. Semmelhack retired as of March 31, 2002. Consistent with Mr. Semmelhack's employment contract and his retirement, the Compensation Committee of the Board of Directors approved a deferred compensation arrangement for past services rendered. In addition, Mr. David L. Blankenship, former Senior Vice President of Operations, left the Company at the end of February. The Company agreed to buy out the remaining term of Mr. Blankenship's employment contract, cancel a loan and accrued interest outstanding to Mr. Blankenship in return for the stock held as collateral for the loan, plus pay for certain additional expenses. The impact of these non-recurring expenses in the fourth quarter, including additional salary costs during the transition period to the new CEO, relocation expenses for Dr. Bray, the value of the deferred compensation arrangement with Mr. Semmelhack, and the settlement with Mr. Blankenship were approximately $753,000. In addition a provision of $532,000 for service parts inventory deemed to be excess to the Company's needs was recorded in the fourth quarter of 2002. This provision resulted from a change in the mix of equipment being serviced under contract, an analysis of the usage of the service parts inventory and assessment of the current value of the inventory. These additional non-recurring costs in the fourth quarter amounted to $1,285,000 or 10% of fiscal 2002 revenues.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On October 11, 2000, the Board of Directors approved the recommendation by the Audit Committee of the Board of Directors to (i) engage Deloitte & Touche LLP as the independent accountants for Barrister Global Services Network, Inc. and (ii) dismiss KPMG LLP as such independent accountants. During the fiscal year ended March 31, 2000 and the subsequent interim period through June 30, 2000, (i) there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedures, which disagreements if not resolved to its satisfaction would have caused it to make reference in connection with its report to the subject matter of the disagreement, and (ii) KPMG LLP has not advised the registrant of any reportable events as defined in paragraph (A) through (D) of Regulation S-K Item 304 (a) (1) (v). The audit reports of KPMG LLP on the financial statements of Barrister Global Services Network, Inc. as of and for the year ended March 31, 2000 did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. On October 20, 2000, Deloitte & Touche LLP notified the Company that it accepted the appointment as the Company's principal accountants.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        For Item 10, the names and ages of our executive officers as of June 15, 2002, and the position(s) each of them has held during the past five years, are included in Part I of this Form 10-K as permitted by General Instruction G(3). All other information required by Item 10, and the information required by Items 11, 12 and 13, is incorporated by reference to the definitive proxy statement for our Annual Meeting of Stockholders to be held on September 9, 2002 which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2002.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORMS 8-K

(a)     Documents filed as part of this Report:

        The financial statements and financial statement schedule and independent auditors' report have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Financial Statements and Financial Statement Schedule included in Part II, Item 8.

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

            24*         KPMG LLP Independent Auditors Report (prior year)

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


                     BARRISTER GLOBAL SERVICES NETWORK, INC.


DATE:   June 24, 2002                  By:  /s/ William O. Bray
                                            --------------------
                                            William O. Bray, President
                                            and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        Signatures                                   Title                                       Date
        ----------                                   -----                                       ----
/s/ Henry P. Semmelhack              Chairman of the Board of Directors                    June 24, 2002
-----------------------
Henry P. Semmelhack

/s/ William O. Bray                  President, and Chief Executive Officer                June 24, 2002
-------------------
William O. Bray

/s/ Richard P. Beyer                 Senior Vice President and Chief Financial Officer     June 24, 2002
--------------------
Richard P. Beyer

/s/ Joseph A. Alutto                 Director                                              June 24, 2002
---------------------
Joseph A. Alutto

/s/ Franklyn S. Barry, Jr.           Director                                              June 24, 2002
--------------------------
Franklyn S. Barry, Jr.

/s/ Warren E. Emblidge, Jr.          Director                                              June 24, 2002
---------------------------
Warren E. Emblidge, Jr.

/s/ Richard E. McPherson             Director                                              June 24, 2002
------------------------
Richard E. McPherson

/s/ James D. Morgan                  Director                                              June 24, 2002
-------------------
James D. Morgan

BARRISTER GLOBAL SERVICES NETWORK, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

                                                  Balance at       Additions     Write-offs      Balance
                                                   beginning   charged to costs  charged to      at end
Description                                        of period     and expenses    allowance      of period
-----------                                        ---------     ------------    ---------      ---------

Allowance for doubtful accounts:

   Year ended March 31, 2000                       $    145       $    105       $      -       $    250
                                                   --------       --------       --------       --------

   Year ended March 31, 2001                       $    250       $     25       $    115       $    160
                                                   --------       --------       --------       --------

   Year ended March 31, 2002                       $    160       $      -       $     35       $    125
                                                   --------       --------       --------       --------

Allowance for inventory obsolescence: (1)

   Year ended March 31, 2000                       $    350       $    900       $    800       $    450
                                                   --------       --------       --------       --------

   Year ended March 31, 2001                       $    450       $    611       $    661       $    400
                                                   --------       --------       --------       --------

   Year ended March 31, 2002                       $    400       $  1,132       $    862       $    670
                                                   --------       --------       --------       --------


(1) The allowance is included in inventory in the balance sheets