Form 10-Q
period 2002-06-30
BARRISTER GLOBAL SERVICES NETWORK INC
filed 2002-08-14
CIK 754128

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended                   June 30, 2002
                  -----------------------------------------------------


Commission File Number         0-14063
                       ------------------------------------------------


                     BARRISTER GLOBAL SERVICES NETWORK, INC.
             (Exact name of Registrant as specified in its charter)



         Delaware                                        16-1176561
(State or other jurisdiction of                          (I.R.S. Employer
incorporation of organization)                           Identification No.)


290 Ellicott Street, Buffalo, New York                   14203
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code  (716) 845-5010
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

                                                   Yes     X       No
                                                        --------       --------

           Class                                Outstanding at July 31, 2002
----------------------------------           -----------------------------------
   Common $.24 Par Value                              11,901,326 Shares

                     BARRISTER GLOBAL SERVICES NETWORK, INC.




                                      INDEX


                                                                         PAGE
PART I.  FINANCIAL INFORMATION                                          NUMBER
                                                                        ------



         Item 1.     Financial Statements

         Balance Sheets at June 30, 2002
         and March 31, 2002.............................................   3

         Statements of Operations -
         Three Months Ended June 30, 2002
         and June 30, 2001..............................................   4

         Statement of Stockholders' Equity -
         Three Months Ended June 30, 2002...............................   5

         Statements of Cash Flows -
         Three Months Ended June 30, 2002
         and June 30, 2001..............................................   6

         Notes to Financial Statements..................................   7


         Item 2.     Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations......................................   9



PART II. OTHER INFORMATION

         Item 6.     Exhibits and Reports on Form 8-K...................  11

PART I.    FINANCIAL INFORMATION
BARRISTER GLOBAL SERVICES NETWORK, INC.
BALANCE SHEETS
(In thousands)

                                                                June 30          March 31
                                                                -------          --------
ASSETS                                                           2002              2002*
                                                                 -----             ----
                                                              (unaudited)
CURRENT ASSETS:
   Cash and equivalents                                         $  1,225         $  1,222
   Short-term investments                                            741            1,040
   Accounts receivable                                             1,256            1,289
   Service parts inventory                                           834              933
   Prepaid expenses                                                   62               23
   Income taxes                                                      572              487
                                                                --------         --------
                Total current assets                               4,690            4,994
                                                                --------         --------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, AT COST                      1,859            1,835
   Less accumulated depreciation                                   1,485            1,448
                                                                --------         --------
                Net equipment and leasehold improvements             374              387
                                                                --------         --------
MARKETABLE SECURITIES                                              1,284            1,730
OTHER ASSETS                                                          56               25
                                                                --------         --------
                                                                $  6,404         $  7,136
                                                                ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current installments of long-term debt                       $    207         $    307
       ($163 and $266 to a related party, respectively)
   Accounts payable                                                  589              761
   Accrued compensation and benefits                                 500              677
   Customer advances and unearned revenue                            643              661
   Other accrued expenses                                             53              152
                                                                --------         --------
                Total current liabilities                          1,992            2,558
                                                                --------         --------

DEFERRED COMPENSATION                                                243              267
LONG-TERM DEBT, EXCLUDING CURRENT INSTALLMENTS                        15               27

STOCKHOLDERS' EQUITY :
   Preferred stock                                                     -                -
   Common stock, $.24 par value                                    2,867            2,867
   Additional paid-in capital                                     23,025           23,028
   Accumulated deficit                                           (21,711)         (21,550)
   Treasury stock at cost                                            (27)             (61)
                                                                --------         --------
                Total stockholders' equity                         4,154            4,284
                                                                --------         --------

                                                                $  6,404         $  7,136
                                                                ========         ========

See accompanying notes to financial statements.
* March 31, 2002 balances were derived from audited financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.
STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except share data)


                                                                Three months ended
                                                            --------------------------
                                                             June 30          June 30
                                                               2002             2001
                                                            ---------         --------

REVENUES                                                     $  3,113         $  3,043

COSTS AND EXPENSES:
   Cost of services                                             2,453            2,272
   Selling, general and administrative expenses                   933              889
                                                             --------         --------
OPERATING LOSS                                                   (273)            (118)
                                                             --------         --------

INTEREST EXPENSE (INCOME):
   Related party                                                    4               12
   Other                                                          (31)             (62)
                                                             --------         --------
       Total interest                                             (27)             (50)
                                                             --------         --------

NET LOSS BEFORE INCOME TAXES                                     (246)             (68)

Income tax benefit                                                (85)             (25)

NET LOSS                                                     $   (161)        $    (43)
                                                             ========         ========



BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:          $   (.01)        $    .00
                                                             ========         ========

Weighted average number of common shares outstanding:
         Basic and diluted                                     11,866           11,945
                                                             ========         ========


See accompanying notes to financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)
(In thousands, except share data)



                                                    Additional
                                       Common         paid-in         Accumulated       Treasury
                                        stock         capital           deficit          stock            Total
                                      --------        --------         --------         --------         --------

Balance at March 31, 2002             $  2,867        $ 23,028         $(21,550)        $    (61)        $  4,284

Sale of 56,363 treasury shares               -              (3)               -               34               31

Net loss                                     -               -             (161)               -             (161)
                                      --------        --------         --------         --------         --------
Balance at June 30, 2002              $  2,867        $ 23,025         $(21,711)        $    (27)        $  4,154
                                      ========        ========         ========         ========         ========










Common stock - 11,901,326 and 11,844,963 shares outstanding at June 30, 2002 and March 31, 2002 respectively.









See accompanying notes to financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.
STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

                                                                     Three months ended
                                                                  ------------------------
                                                                   June 30         June 30
                                                                    2002            2001
                                                                  ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                   $  (161)        $   (43)
       Adjustments to reconcile net loss to net
          cash used by operating activities:
              Depreciation                                             37              41
              Changes in current assets and liabilities:
                 Accounts receivable                                   33             471
                 Service parts inventories                             99              74
                 Income taxes                                         (85)            (25)
                 Prepaid expenses                                     (39)            (17)
                 Accounts payable                                    (172)           (147)
                 Accrued compensation and benefits                   (201)           (123)
                 Customer advances and unearned revenues              (18)           (195)
                 Other accrued expenses                               (99)            (88)
                                                                  -------         -------
              Net cash used by operating activities                  (606)            (52)
                                                                  -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Additions to equipment and leasehold
          Improvements                                                (24)            (36)
       Maturity of investments                                      1,691           2,784
       Purchases of  investments and marketable securities           (946)         (1,263)
       Other assets                                                   (31)             (3)
                                                                  -------         -------
              Net cash provided by investing activities               690           1,482
                                                                  -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of debt                                             (112)           (103)
       Proceeds from sale of treasury stock                            31               -
                                                                  -------         -------
              Net cash used by financing activities                   (81)           (103)
                                                                  -------         -------

NET INCREASE IN CASH AND EQUIVALENTS                                    3           1,327
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                         1,222           1,104
                                                                  -------         -------
CASH AND EQUIVALENTS AT END OF PERIOD                             $ 1,225         $ 2,431
                                                                  =======         =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

       Interest paid                                              $     5         $    16
                                                                  =======         =======


See accompanying notes to financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS



1. Barrister Global Services Network, Inc. provides equipment maintenance for multi-vendor equipment including personal computers and related equipment generally attached to LAN's. This comprehensive maintenance and warranty service is done on a contractual and time and materials basis. These services are provided through a network of service locations throughout the United States.

         In the opinion of Management, the accompanying financial statements present fairly the financial position, results of operations and cash flows for the periods shown. The first quarter results for each year represent operations for the quarters ended June 30, 2002 and June 30, 2001. The financial data included herein was compiled in accordance with the same accounting policies applied to the Company's audited annual financial statements. Any adjustments made were of a normal recurring nature.

         The results of operations for the three month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2. Cash and equivalents consist of cash and liquid debt instruments with maturity of three months or less from the date of purchase. Cash and equivalents are stated at cost plus accrued interest, which approximates market value. Short-term investments contain both held-to-maturity securities of $526,000, based on the Company's ability and intent to hold the securities until maturity and available-for-sale securities of $215,000, held primarily for sale. The held-to-maturity securities are recorded at amortized cost adjusted for the accretion of discounts or cost plus accrued interest. Available-for-sale securities are carried at fair value, based on quoted market prices. The net unrealized gains or losses, if any, on these securities are reported as a separate component of stockholders' equity, net of tax. Short-term investments generally consist of certificates of deposits and corporate debt instruments. Marketable securities are classified as held-to-maturity securities and consist of mortgage-backed securities which are expected to mature in less than two years.


3. On July 15, 2002, the Company acquired all of the outstanding stock of Advantage Innovation, Inc. ("Advantage") for $1,200,000 in cash and future consideration of two contingent payments. The contingent payments are due on the first and second anniversaries of the closing, in an amount based upon the amount of earnings before interest, taxes, depreciation and amortization achieved by Advantage in each of the two years. Advantage was a privately held technical and computer services firm located in New Orleans, Louisiana and performing services nationwide generally in the consumer market. The acquisition will be accounted for by the purchase method of accounting. Since the closing date occurred after the quarter end, the results of Advantage's operations are not included in the reported financial statements.


4. The income tax benefit recorded in each of the comparable quarters on the net loss from operations approximated the statutory tax rate. No additional tax benefits were established in the statement of operations for the quarter ended June 30, 2002, since the Company has reserved for the tax effect of net deductible temporary differences and loss carryforwards.

These benefits will be recorded in future periods as they are realized or as their realization becomes predictable.


5. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" on April 1, 2002. SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment approach. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and it expands the presentation of discontinued operations to include more disposal transactions. The pronouncements did not have an impact on the financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

         For the quarter ended June 30, 2002, revenues increased approximately 2.3% from the same quarter in 2001. This increase resulted from growth in services provided on a time and materials basis which increased by 7.8% for the comparative first quarters, from $745,000 to $803,000. The principal reason for this increase were services provided on a large contract which started in September of 2001. Revenues from hardware maintenance contracts remained at $2.3 million for the comparative first quarters.

         The cost of services increased as a percentage of revenues from 74.7% in the first quarter of the prior year to 78.8% in the first quarter of the current year. The principal reason for this increase was higher call volumes provided on a large contract which started in September of 2001. This resulted in higher expenses being incurred for outsourced services and parts-related costs to service this contract.

         Selling, general and administrative expenses were 30.0% of revenues for the first quarter of this year compared to 29.2% for the comparative quarter last year. The principal reason for this increase was the investment in marketing functions, which was based on planned expenditures in this area. Selling, general and administrative expenses increased by 4.9% for the comparative first quarters.

         The decrease in net interest income for the comparative first quarters resulted from lower interest rates and a reduction in amounts invested.

         The income tax benefit recorded in each of the comparable quarters on the net loss from operations approximated the statutory tax rate. No additional tax benefits were established in the statements of operations for the quarter ended June 30, 2002, since the Company has reserved for the tax effect of net deductible temporary differences and loss carryforwards. These benefits will be recorded in future periods as they are realized or as their realization becomes predictable.


FINANCIAL CONDITION
-------------------

         Cash and equivalents, short-term investments and marketable securities totaled $3,250,000 at June 30, 2002 and $3,992,000 at March 31, 2002. The net
decrease of $742,000 was primarily a result of net cash used by operating activities of $606,000, debt repayments of $112,000 and additions to equipment and leasehold improvements of $24,000.

         On July 15, 2002, the Company acquired the stock of Advantage Innovation, Inc. for an initial cash payment of $1,200,000. Additional payments are due on the first and second anniversaries of the closing, contingent upon the amount of earnings before interest, taxes, depreciation and amortization achieved by Advantage in each of the two years. Advantage has developed an outsourcing model to deliver services on a more cost effective basis. The Company expects to use Advantage to deliver certain of its services, thereby reducing its costs and allowing it to be more competitive in capturing new business and retaining existing contracts that are driven by price.

         On June 18, 2002, the Company signed an operating lease agreement to move its headquarters offices and operations center into a new facility. This move is expected to occur toward the end of the third quarter. The Company expects to obtain financing for any significant capital expenditures in relation to the new facility.

         In addition to the initial cash payment made to Advantage, the principal cash requirements expected for fiscal 2003 are debt repayments of $307,000 and additions to equipment and leasehold improvements. The Company's cash and investments will be sufficient to cover working capital, capital expenditure requirements and debt repayments in fiscal 2003.


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

PART II. OTHER INFORMATION


         Item 6.     Exhibits and Reports on Form 8-K

             (a)     Exhibits:
                            Exhibit 99 Certification of President and Chief Executive Officer and Senior Vice President, Finance (Principal Financial Officer) to 18 U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002

             (b)    Reports on Form 8-K:

         Reports were filed on July 22, 2002 and August 13, 2002 regarding the acquisition of the stock of Advantage Innovation, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BARRISTER GLOBAL SERVICES NETWORK, INC.




Date:                 August 14, 2002                     By:                /s/   William O. Bray
              ------------------------------                 ---------------------------------------------------
                                                                                  William O. Bray
                                                                                     President
                                                                                        and
                                                                              Chief Executive Officer




Date:                 August 14, 2002                     By:                /s/   Richard P. Beyer
              ------------------------------                 ---------------------------------------------------
                                                                                 Richard P. Beyer
                                                                              Vice President, Finance
                                                                           (Principal Financial Officer)