Form 10-Q
period 2002-09-30
BARRISTER GLOBAL SERVICES NETWORK INC
filed 2002-11-14
CIK 754128

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended                      September 30, 2002

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

Yes      X        No

Class	Outstanding at October 31, 2002

Common $.24 Par Value	11,901,326 Shares

BARRISTER GLOBAL SERVICES NETWORK, INC.

INDEX

		Page
		Number

PART I	Financial Information

Item 1.	Financial Statements

Balance Sheets at September 30, 2002 and March 31, 2002		3

Statements of Operations — Three and Six Months Ended September 30, 2002 and September 30, 2001		4

Statement of Stockholders’ Equity — Six Months Ended September 30, 2002		5

Statements of Cash Flows — Six Months Ended September 30, 2002 and September 30, 2001		6

Notes to Financial Statements		7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 4.	Evaluation of Disclosure Controls and Procedures	10

PART II	Other Information

Item 4.	Submission of matters to a vote of Security Holders	11

Item 6.	Exhibits and Reports on Form 8-K	11

SIGNATURES		12

CERTIFICATIONS		13

PART I. FINANCIAL INFORMATION

BARRISTER GLOBAL SERVICES NETWORK, INC.
BALANCE SHEETS
(In thousands)

	September 30	March 31

	2002	2002*

	(unaudited)

ASSETS
Current assets:

Cash and equivalents	$832	$1,222

Short-term investments	589	1,040

Accounts receivable	1,869	1,289

Service parts inventory	728	933

Prepaid expenses	57	23

Income taxes	562	487

Total current assets	4,637	4,994

Equipment and leasehold improvements, at cost	2,050	1,835

Less accumulated depreciation	1,530	1,448

Net equipment and leasehold improvements	520	387

Marketable securities	681	1,730

Goodwill	1,505	—

Other assets	262	25

	$7,605	$7,136

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current installments of long-term debt	$104	$307

($60 and $266 to a related party, respectively) Amount due for acquisition	750	—

Accounts payable	616	761

Accrued compensation and benefits	828	677

Customer advances and unearned revenue	838	661

Other accrued expenses	70	152

Total current liabilities	3,206	2,558

Deferred compensation	221	267

Long-term debt, excluding current installments	4	27

Stockholders’ equity :

Preferred stock	—	—

Common stock, $.24 par value	2,867	2,867

Additional paid-in capital	23,025	23,028

Accumulated deficit	(21,691)	(21,550)

Treasury stock at cost	(27)	(61)

Total stockholders’ equity	4,174	4,284

	$7,605	$7,136

See accompanying notes to financial statements
*	March 31, 2002 balances were derived from audited financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.

STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share amounts)

	Three months ended		Six months ended

	Sept 30	Sept 30	Sept 30	Sept 30
	2002	2001	2002	2001

Revenues	$3,893	$3,084	$7,006	$6,127

Costs and expenses:

Cost of services	2,830	2,299	5,283	4,571

Selling, general and administrative expenses	1,051	933	1,984	1,822

Operating earnings (loss)	12	(148)	(261)	(266)

Interest expense (income):

Related party	1	10	5	22

Other	(19)	(53)	(50)	(115)

Total interest, net	(18)	(43)	(45)	(93)

Earnings (loss) before income taxes	30	(105)	(216)	(173)

Income tax (benefit)	10	(40)	(75)	(65)

Net earnings (loss)	$20	$(65)	$(141)	$(108)

Basic and diluted earnings (loss) per common share	$—	$(.01)	$(.01)	$(.01)

Weighted average number of common shares outstanding:

Basic and diluted	11,901	11,945	11,884	11,945

See accompanying notes to financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY
 (unaudited)
(In thousands)

		Additional
	Common	paid-in	Accumulated	Treasury
	stock	capital	deficit	stock	Total

Balance at March 31, 2002	$2,867	$23,028	$(21,550)	$(61)	$4,284

Sale of 56,363 treasury shares	—	(3)	—	34	31

Net loss	—	—	(141)	—	(141)

Balance at September 30, 2002	$2,867	$23,025	$(21,691)	$(27)	$4,174

Common stock – 11,901,326 and 11,844,963 shares outstanding at September 30, 2002 and March 31, 2002 respectively.

See accompanying notes to financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.

STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Six months ended

	Sept 30	Sept 30
	2002	2001

Cash flows from operating activities:

Net loss	$(141)	$(108)

Adjustments to reconcile net loss to net cash used by operating activities:

Depreciation	82	83

Amortization	15	—

Changes in current assets and liabilities:

Accounts receivable	(149)	358

Inventories	205	30

Income taxes	(75)	—

Prepaid expenses	(30)	(62)

Accounts payable	(273)	(85)

Accrued compensation and benefits	(508)	(28)

Customer advances and unearned revenues	147	(270)

Other liabilities	(121)	(109)

Net cash used by operating activities	(848)	(191)

Cash flows from investing activities:

Additions to equipment and leasehold improvements	(74)	(78)

Maturity of investments	2,428	3,349

Purchase of investments and marketable securities	(928)	(2,748)

Acquisition costs, net of cash received	(713)	—

Other assets	(29)	(2)

Net cash provided by investing activities	684	521

Cash flows from financing activities:

Repayment of debt	(226)	(211)

Net cash used in financing activities	(226)	(211)

Net (decrease) increase in cash and equivalents	(390)	119

Cash and equivalents at beginning of period	1,222	1,104

Cash and equivalents at end of period	$832	$1,223

Supplemental disclosure of cash flow information:

Interest paid	$8	$28

Non-cash investing and financing activities:

Amount due for acquisition	750	—

Sale of treasury shares in exchange for note receivable	$31	$—

See accompanying notes to financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.

NOTES TO FINANCIAL STATEMENTS

1.     Barrister Global Services Network, Inc. (the “Company”) provides equipment maintenance for multi-vendor equipment including personal computers and related equipment generally attached to LAN’s. This comprehensive maintenance and warranty service is done on a contractual and time and materials basis. These services are provided through a network of service locations throughout the United States.

     In the opinion of Management, the accompanying financial statements present fairly the financial position, results of operations and cash flows for the periods shown. The second quarter results for each year represent operations for the quarters ended September 30, 2002 and September 30, 2001. The financial data included herein was compiled in accordance with the same accounting policies applied to the Company’s audited annual financial statements. Any adjustments made were of a normal recurring nature.

     The results of operations for the six month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2.     Cash and equivalents consist of cash and liquid debt instruments with maturity of three months or less from the date of purchase. Cash and equivalents are stated at cost plus accrued interest, which approximates market value. Short-term investments contain both held-to-maturity securities of $511,000, based on the Company’s ability and intent to hold the securities until maturity and available-for-sale securities of $78,000, held primarily for sale. The held-to-maturity securities are recorded at amortized cost adjusted for the accretion of discounts or cost plus accrued interest. Available-for-sale securities are carried at fair value, based on quoted market prices. The net unrealized gains or losses, if any, on these securities are reported as a separate component of stockholders’ equity, net of tax. Short-term investments consist of corporate debt instruments. Marketable securities are classified as held-to-maturity securities and consist of mortgage-backed securities which are expected to mature in less than two years.

3.     On July 15, 2002, the Company acquired all of the outstanding stock of Advantage Innovation, Inc. (“Advantage”) for $1,200,000 in cash and future consideration of two contingent payments. The contingent payments are due on the first and second anniversaries of the closing, in an amount based upon the amount of earnings before interest, taxes, depreciation and amortization achieved by Advantage in each of the two years. Based on the results of Advantage as of September 30, 2002, $750,000 of the first contingent payment has been earned and therefore this amount has been recorded on the balance sheet as additional goodwill and as a current liability. This amount has been treated as a non cash investing activity in the statement of cash flows. Advantage was a privately held technical and computer services firm located in New Orleans, Louisiana performing services nationwide generally in the consumer market. The acquisition has been accounted for as a purchase and, accordingly, the operating results of Advantage have been included in the Company’s financial statements since the date of acquisition. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company’s management based on information currently available. The Company also had an independent valuation performed for the intangible assets associated with the acquisition. These assets were valued at $219,000 and are included in other assets on the balance sheet. The excess of the aggregate purchase price over the fair value of the net assets acquired is accounted for as goodwill. The pro forma results for the six month periods ending September 30, 2002 and September 30, 2001, had the acquisition occurred at the beginning of the period, are as follows: Revenues of $8,042,000 and $7,619,000 respectively; Net loss of $ (77,000) and $ (82,000) respectively; and Net loss per common share, basic and diluted of $ (.01) for both periods. The pro forma amounts do not purport to be indicative of the actual results that would have occurred had the transaction been consummated on April 1, 2001 or of the future results of operations which will be obtained as a result of the consummation of the transaction.

4.     Income taxes recorded in each of the comparable quarters and six-month periods approximated the statutory tax rate. No additional tax benefits were established in the statements of operations for the comparable periods, since the Company has fully reserved for the tax effect of net deductible temporary differences and loss carryforwards. These benefits will be recorded in future periods as they are realized or as their realization becomes predictable.

5.     The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” on April 1, 2002. SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment approach. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and it expands the presentation of discontinued operations to include more disposal transactions. SFAS No. 141 and No. 144 did not have an impact on the financial statements. Goodwill and other intangible assets subject to SFAS No. 142 were approximately $1,709,000 as of September 30, 2002 attributed to the purchase of Advantage on July 15, 2002. No goodwill existed prior to the acquisition of Advantage.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     For the quarter ended September 30, 2002, revenues increased 26.2% from the same quarter in 2001. For the six-month period ended September 30, 2002, revenues increased 14.3% compared with the first six months of the prior year. These increases resulted from growth in services provided on a time and materials basis, which increased by 108.7% for the comparable second quarters to a total of $1,578,000 and by 58.6% for the comparable six- month periods to a total of $2,381,000. The principal reason for these increases were revenues generated from the business acquired on July 15, 2002 from Advantage Innovation, Inc. (“Advantage”). Advantage performs technical and computer services nationwide on a time and materials basis primarily for a fixed price per call. Revenues from hardware maintenance contracts remained at approximately $2.3 million for the comparative second quarters and at $4.6 million for the comparative six-month periods.

     The cost of services decreased as a percentage of revenues from 74.5% in the second quarter of the prior year to 72.7% in the second quarter of the current year. This improvement resulted from a lower cost of services associated with the business acquired from Advantage. For the comparative six-month periods, these expenses increased from 74.6% of revenues to 75.4% of revenues. The principal reason for this increase was higher call volumes provided on a large contract, which started in September of 2001. This resulted in higher expenses being incurred for outsourced services and parts-related costs to service this contract.

     The Company has been notified by one of its long-time business partners that their above-noted large contract was not being renewed as of September 30, 2002. This contract generated approximately $574,000 in revenues in the second quarter of the current year, which represented 14.7% of revenues in that quarter. As noted, the cost of services associated with this contract were significant, based on high call volumes. The Company has taken action to eliminate these costs and, as a result, expects to reduce the impact of the loss of this contract to its operating margins. The Company believes that its current reserve for inventory obsolescence is sufficient to cover any inventory adjustments associated with the non renewal of this contract. The Company is currently working with this partner on a large opportunity that would replace this lost revenue. If successful, this new contract is expected to commence in the Company’s fourth quarter.

     Selling, general and administrative expenses as a percentage of revenues were reduced from 30.3% to 27.0% for the comparable second quarters and from 29.7% to 28.3% for the comparable six-month periods. These improvements resulted from leveraging certain fixed expenses over a larger revenue base and the reduction of various expenses incurred by Advantage prior to the acquisition that were no longer required after the acquisition.

     The decrease in interest income for the comparable second quarters and six-month periods resulted from a drop in interest rates, which impacted earnings from the Company’s investments and from a reduction in the amount invested, primarily from the initial payment of $1,200,000 to acquire the stock of Advantage.

     Income taxes recorded in each of the comparable quarters and six-month periods approximated the statutory tax rate. No additional tax benefits were established in the statements of operations for the comparable periods, since the Company has fully reserved for the tax effect of net deductible temporary differences and loss carryforwards. These benefits will be recorded in future periods as they are realized or as their realization becomes predictable.

Financial Condition

     Cash and equivalents, short-term investments and marketable securities totaled $2,102,000 at September 30, 2002 and $3,992,000 at March 31, 2002. The net decrease of $1,890,000 was primarily a result of cash used for the initial payment to acquire the stock of Advantage, which net of cash received amounted to $713,000, net cash used by operating activities of $848,000, debt repayments of $226,000 and additions to equipment and leasehold improvements of $74,000. The net cash used by operating activities was principally a result of reductions in accounts payable and accrued compensation and benefits. Certain of these reductions were based on the use of a portion of the cash acquired from Advantage to pay a portion of the accrued compensation recorded on their books at the date of acquisition.

     On June 18, 2002, the Company signed an operating lease agreement to move its headquarters’ offices and operations center into a new facility. This move is expected to occur toward the beginning of the fourth quarter. The Company expects to obtain financing for any significant capital expenditures in relation to the new facility.

     In addition to the initial cash payment made to Advantage, the principal cash requirements expected for fiscal 2003 are debt repayments of $307,000 and additions to equipment and leasehold improvements. The Company’s cash and investments will be sufficient to cover working capital, capital expenditure requirements and debt repayments in fiscal 2003.

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

Item 4. Evaluation of Disclosure Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14 and 15d-14 as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

(b)	Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

               Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company’s Annual Meeting of Shareholders was held on September 9, 2002.

(b)	At the Annual Meeting, the stockholders approved the following proposals, as recommended by management.

		Votes	Votes	Votes
		for	against	abstained
			or withheld	or unvoted
1.	Election of the following nominees for director:

	Joseph A. Alutto	9,489,526	24,829	—

	Franklyn S Barry	9,489,526	24,829	—

	Richard P. Beyer	9,489,526	24,829	—

	William O. Bray	9,489,501	24,854	—

	Warren W. Emblidge	9,489,526	24,829	—

	Richard E. McPherson	9,489,501	24,854	—

	James D. Morgan	9,489,501	24,854	—

	Henry P. Semmelhack	9,489,501	24,854	—

2.	Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the current fiscal year	9,481,713	7,186	25,456

               Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 99 — Certification of President and Chief Executive Officer and Senior Vice President, Finance (Principal Financial Officer) to 18 U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002

(b)	Reports on Form 8-K:

Reports were filed on July 22, 2002 and August 13, 2002 regarding the acquisition of the stock of Advantage Innovation, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRISTER GLOBAL SERVICES NETWORK, INC.

Date:	November 13, 2002	By:	/s/ William O. Bray William O. Bray President and Chief Executive Officer

Date:	November 13, 2002	By:	/s/ Richard P. Beyer Richard P. Beyer Senior Vice President, Finance (Principal Financial Officer)

CERTIFICATIONS

I, William O. Bray, certify that:

1.	I have reviewed this quarterly report on Form 10Q of Barrister Global Services Network, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which periodic reports are being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

c.	presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditor and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	By:	/s/ William O. Bray William O. Bray President and Chief Executive Officer

CERTIFICATIONS

I, Richard P. Beyer, certify that:

1.	I have reviewed this quarterly report on Form 10Q of Barrister Global Services Network, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which periodic reports are being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

c.	presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditor and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	By:	/s/ Richard P. Beyer Richard P. Beyer Senior Vice President, Finance (Principal Financial Officer)