Form 10-Q
period 2002-12-31
BARRISTER GLOBAL SERVICES NETWORK INC
filed 2003-02-14
CIK 754128

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended	December 31, 2002

Commission File Number	0-14063

BARRISTER GLOBAL SERVICES NETWORK, INC.
(Exact name of Registrant as specified in its charter)

Delaware	16-1176561
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)

290 Ellicott Street, Buffalo, New York (Address of principal executive offices)	14203 (Zip Code)

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

Yes	X	No

Class	Outstanding at January 31, 2003
Common $.24 Par Value	11,901,326 Shares

BARRISTER GLOBAL SERVICES NETWORK, INC.

INDEX

Page
PART I. Financial Information	Number

Item 1.	Financial Statements

Condensed Balance Sheets at December 31, 2002
and March 31, 2002	3

Condensed Statements of Operations -
Three and Nine Months Ended December 31, 2002
and December 31, 2001	4

Condensed Statement of Stockholders’ Equity -
Nine Months Ended December 31, 2002	5

Condensed Statements of Cash Flows -
Nine Months Ended December 31, 2002
and December 31, 2001	6

Notes to Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis
	of Financial Condition and Results
	of Operations	9

Item 4.	Evaluation of Disclosure Controls and Procedures	11

PART II. Other Information

	Item 6.	Exhibits and Reports on Form 8-K	12

SIGNATURES			13

CERTIFICATIONS			14

PART I. FINANCIAL INFORMATION
BARRISTER GLOBAL SERVICES NETWORK, INC.
CONDENSED BALANCE SHEETS
(In thousands) (unaudited)

	December 31	March 31

	2002	2002

ASSETS
Current assets:
Cash and equivalents	$1,528	$1,222
Short-term investments	1,016	1,040
Accounts receivable	1,243	1,289
Service parts inventory	600	933
Prepaid expenses	92	23
Deferred and refundable income taxes	487	487

Total current assets	4,966	4,994

Equipment and leasehold improvements, at cost	2,090	1,835
Less accumulated depreciation	1,576	1,448

Net equipment and leasehold improvements	514	387

Marketable securities	—	1,730
Goodwill	2,005	—
Intangible assets	186	—
Other assets	57	25

	$7,728	$7,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$38	$307
($266 to a related party at March 31, 2002)	1,250	—
Amount due for acquisition	1,250	—
Accounts payable	494	761
Accrued compensation and benefits	366	677
Customer advances and unearned revenue	958	661
Other accrued expenses	51	152

Total current liabilities	3,157	2,558

Deferred compensation	197	267
Long-term debt, excluding current installments	—	27
Stockholders’ equity :
Preferred stock	—	—
Common stock, $.24 par value, 11,901,326 and 11,844,963 shares outstanding at December and March respectively	2,867	2,867
Additional paid-in capital	23,025	23,028
Accumulated deficit	(21,458)	(21,550)
Accumulated other comprehensive loss	(2)	—
Note receivable for treasury shares issued	(31)	—
Treasury stock at cost	(27)	(61)

Total stockholders’ equity	4,374	4,284

	$7,728	$7,136

See accompanying notes to condensed financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three months ended		Nine months ended
	Dec 31	Dec 31	Dec 31	Dec 31
	2002	2001	2002	2001

Revenues	$3,188	$3,296	$10,194	$9,423
Costs and expenses:
Cost of services	2,291	2,439	7,574	7,010
Selling, general and administrative expenses	1,033	957	3,017	2,779

Operating loss	(136)	(100)	(397)	(366)

Other expense (income):
Interest expense to related party	—	6	5	28
Other interest income	(16)	(53)	(66)	(168)
Common stock received from demutualization	—	—	(428)	—

Total other income	(16)	(47)	(489)	(140)

(Loss) earnings before income taxes	(120)	(53)	92	(226)
Income tax benefit	(77)	(20)	—	(85)

Net (loss) earnings	$(43)	$(33)	$92	$(141)

Basic and diluted (loss) earnings per common share	$.00	$.00	$.01	$(.01)

Weighted average number of common shares outstanding:
Basic	11,901	11,945	11,889	11,945

Diluted	11,901	11,945	11,892	11,945

See accompanying notes to condensed financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(In thousands, except share data)

		Additional
	Common	paid-in	Accumulated	Accumulated other	Treasury
	stock	capital	deficit	comprehensive loss	stock	Total

Balance at March 31, 2002	$2,867	$23,028	$(21,550)	$—	$(61)	$4,284
Sale of 56,363 treasury shares	—	(3)	—	—	34	31
Note receivable for treasury shares	—	—	—	—	(31)	(31)
Unrealized loss on securities, net of tax	—	—	—	(2)	—	(2)
Net earnings	—	—	92	—	—	92

Balance at December 31, 2002	$2,867	$23,025	$(21,458)	$(2)	$(58)	$4,374

See accompanying notes to condensed financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.
STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Nine months ended

	Dec 31	Dec 31
	2002	2001

Cash flows from operating activities:
Net earnings (loss)	$92	$(141)
Adjustments to reconcile net earnings (loss) to net cash (used) provided by operating activities:
Depreciation	128	127
Amortization	33	—
Common stock received from demutualization	(428)	—
Changes in current assets and liabilities:
Accounts receivable	446	423
Inventories	333	(5)
Prepaid expenses	(65)	(41)
Accounts payable	(395)	165
Accrued compensation and benefits	(994)	(109)
Customer advances and unearned revenues	267	(286)
Other liabilities	(140)	(121)

Net cash (used) provided by operating activities	(723)	12

Cash flows from investing activities:
Additions to equipment and leasehold improvements	(114)	(70)
Maturity of investments	3,119	3,993
Purchases of investments	(939)	(3,985)
Acquisition of business, net of cash received	(713)	—
Other assets	(28)	—

Net cash provided (used) by investing activities	1,325	(62)

Cash flows from financing activities:
Repayment of debt	(296)	(321)

Net cash used in financing activities	(296)	(321)

Net increase (decrease) in cash and equivalents	306	(371)
Cash and equivalents at beginning of period	1,222	1,104

Cash and equivalents at end of period	$1,528	$733

Interest paid	$9	$39
Non-cash investing and financing activities:
Amount due for acquisition	$1,250	$—
Sale of treasury shares in exchange for note receivable	$31	$—

See accompanying notes to condensed financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.     Barrister Global Services Network, Inc. (the “Company”) provides equipment maintenance for multi-vendor equipment including personal computers and related equipment generally attached to local area networks. This comprehensive maintenance and warranty service is done on a contractual and time and materials basis. These services are provided through a network of service locations throughout the United States.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations, and cash flows have been included. Operating results for the period ended December 31, 2002 are not necessarily indicative of the results to be expected for other interim periods or the full year. These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Barrister Global Services Network, Inc. Form 10-K for the fiscal year ended March 31, 2002.

2.     Cash and equivalents consist of cash and liquid debt instruments with maturity of three months or less from the date of purchase. Cash and equivalents are stated at cost plus accrued interest, which approximates market value. Short-term investments contain both held-to-maturity securities of $515,000, based on the Company’s ability and intent to hold the securities until maturity and available-for-sale securities of $501,000. The held-to-maturity securities are recorded at amortized cost adjusted for the accretion of discounts or cost plus accrued interest. Available-for-sale securities are carried at fair value, based on quoted market prices. The net unrealized gains or losses, if any, on these securities are reported as a separate component of stockholders’ equity, net of tax. Short-term investments include corporate debt instruments. At December 31, 2002, short-term investments also included shares of Principal Financial Group, Inc. (“Principal”) common stock received in the demutualization of Principal.

3.     On July 15, 2002, the Company acquired all of the outstanding stock of Advantage Innovation, Inc. (“Advantage”) for $1,200,000 in cash and future consideration of two contingent payments. The contingent payments are due on the first and second anniversaries of the closing, in an amount based upon the amount of earnings before interest, taxes, depreciation and amortization achieved by Advantage in each of the two years. Based on the results of Advantage as of December 31, 2002, the first contingent payment of $1,250,000 has been earned and therefore this amount has been recorded on the balance sheet as additional goodwill and as a current liability. This amount has been disclosed as a non cash investing activity in the statement of cash flows. Advantage was a privately held technical and computer services firm located in New Orleans, Louisiana performing services nationwide generally in the consumer market. The acquisition has been accounted for as a purchase and, accordingly, the operating results of Advantage have been included in the Company’s financial statements since the date of acquisition. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company’s management based on preliminary information available. The Company also had an independent valuation performed for the intangible assets associated with the acquisition. These assets were valued at $219,000 and are included in other assets on the balance sheet. The excess of the aggregate purchase price over the fair value of the net assets acquired is accounted for as goodwill. The pro forma results for the nine month periods ending December 31, 2002 and December 31, 2001, had the acquisition occurred at the beginning of the period , are as follows: Revenues of $12,288,000 and $11,230,000 respectively; Net earnings of $ 156,000 and net loss of $(33,000) respectively; and Net earnings per common share, basic and diluted of $ .01 and net loss per common share of $(.00) respectively. The pro forma amounts do not purport to be indicative of the actual results that would have occurred had the transaction been consummated on April 1, 2001 or of the future results of operations which will be obtained as a result of the consummation of the transaction.

4.     The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” on April 1, 2002. SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment approach. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and it expands the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No. 141 and No. 144 did not have any effect on the financial statements. Goodwill and other intangible assets subject to SFAS No. 142 were approximately $2,191,000 as of December 31, 2002 attributed to the purchase of Advantage on July 15, 2002. No goodwill existed prior to the acquisition of Advantage.

5.     In June 2002 the Company received 14,159 shares of Principal Financial Group, Inc. common stock issued to the Company in connection with the demutualization of Principal. The shares issued pertained to the Company’s defined benefit pension plan which had been terminated in 1991. These financial statements reflect all adjustments necessary to record the value of these shares in total other income on the effective date of receipt by the Company and to record subsequent changes in the fair market value of the shares in accumulated other comprehensive loss.

6.     Total comprehensive income (loss) recorded by the Company for the three and nine-month periods ended December 31, 2002 includes unrealized gains or losses on available-for-sale securities as shown below. For the three and nine month periods ended December 31, 2001, total comprehensive loss was the same as the net loss.

	Three months	Nine months
	ended	ended

Net (loss) earnings	$(43)	$92
Unrealized gain (loss), net of tax	34	(2)

Total comprehensive (loss) income	$(9)	$90

7.     The weighted average common shares used in the computation of basic and diluted earnings per share were as follows:

	Three months ended		Six months ended

	Dec. 31	Dec. 31	Dec. 31	Dec. 31
	2002	2001	2002	2001

Basic:
Weighted average number of shares outstanding	11,901	11,945	11,889	11,945
Diluted:
Dilutive effect of stock options	—	—	3	—

Total weighted average dilutive shares outstanding	11,901	11,945	11,892	11,945

8.     A summary of the components of intangible assets as of December 31 2002 is as follows:

		Gross Carrying	Accumulated	Net Carrying
Description	Life (years)	Amount	Amortization	Amount
Customer list	3	$65	$10	$55
Employment agreements	2	47	11	36
Non-compete agreement	4	107	12	95

Total		$219	$33	$186

Amortization expense for the period ended December 31, 2002 was $33,000 the estimated amortization expense for fiscal 2003 is $51,000. The estimated amortization expense is $72,000, $56,000, $33,000 and $7,000 for fiscal years 2004, 2005, 2006 and 2007, respectively.

9.     Subsequent Event – The Stock Purchase Agreement with Advantage provided for future contingency payments based on earnings. The Company had accrued $1,250,000 as of December 31, 2002 for the first contingency payment which would have been due on July 31, 2003. In January 2003 the parties to the Stock Purchase Agreement executed an amendment to the agreement which removed the previous contingent payment provisions and replaced them with installment payment provisions due July 31, 2003 and July 31, 2004 for $1,250,000 each, unless certain conditions are not met in which event each of the payments would be reduced to $718,750. The Company expects to accrue an additional $187,500 in the fourth quarter for a total of $1,437,500 in fiscal 2003. In the event the contingencies related to the installment payments are met the Company would accrue up to $2,500,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     For the quarter ended December 31, 2002, revenues decreased 3.3% from the same quarter in 2001. For the nine-month period ended December 31, 2002, revenues increased 8.2% compared with the first nine months of the prior year. Services provided on a time and materials basis increased by 68.9% for the comparable third quarters to a total of $1,405,000 and by 62.3% for the comparable nine-month periods to a total of $3,786,000. The principal reason for these increases was revenues generated from the business acquired on July 15, 2002 from Advantage Innovation, Inc. (“Advantage”). Revenues from hardware maintenance contracts decreased by 27.9% for the comparable third quarters from a total of $2,441,000 to $1,761,000. This reduction primarily resulted from the non-renewal of a large contract by a customer of one of our long-time business partners as of September 30, 2002 and the movement of other contracts to time and materials service. The Company is currently working on a pilot program with this business partner which, if successful, could lead to a substantial contract, which would replace the contract that did not renew. The decrease in revenues from hardware maintenance contracts amounted to 9.6% for the comparable nine-month periods due to the drop in contract revenues experienced in the third quarter.

     The cost of services decreased as a percentage of revenues from 74.0% in the third quarter of the prior year to 71.9% in the third quarter of the current year. This improvement resulted from a lower cost of services associated with the business acquired from Advantage. For the comparable nine-month periods, the cost of services as a percentage of revenues remained approximately the same amounting to 74.3% of revenues this year compared to 74.4% of revenues in the prior year.

     Selling, general and administrative expenses increased as a percentage of revenues from 29.0% in the third quarter of the prior year to 32.4% in the third quarter of the current year. This increase resulted from higher expenses being incurred for selling and marketing activities. Selling, general and administrative expenses were approximately the same percentage of revenues for the comparable nine-month periods, amounting to 29.6% of revenues this year compared to 29.5% of revenues in the prior year.

     The decrease in interest income for the comparable third quarters and nine-month periods resulted from a drop in interest rates, which impacted earnings from the Company’s investments and from a reduction in the amount invested, primarily from the initial payment of $1,200,000 to acquire the stock of Advantage. Total other income for the nine-month period of the current year primarily resulted from the receipt of 14,159 shares of Principal common stock in the first quarter in connection with the demutualization of Principal.

     The income tax benefit recorded in the third quarter and nine-month period of the prior year approximated the statutory tax rate. No additional tax benefits were established in the statements of operations for these periods, since the Company had fully reserved for the tax effect of net deductible temporary differences and loss carryforwards. Based on the expected use of certain of these net deductible temporary differences in the current year, the Company does not expect to incur a tax liability this year. As a result, a tax benefit was recorded in the third quarter of the current year which exceeds the statutory tax rate, in order to reduce the nine-month income tax amount to zero.

Financial Condition

     Cash and equivalents, short-term investments and marketable securities totaled $2,544,000 at December 31, 2002 and $3,992,000 at March 31, 2002. The net decrease of $1,448,000 was primarily a result of cash used for the initial payment to acquire the stock of Advantage, which net of cash received amounted to $713,000, net cash used by operating activities of $723,000, debt repayments of $296,000 and additions to equipment and leasehold improvements of $114,000. The decrease was partially offset by the receipt of common shares of Principal Financial Group, Inc. (“Principal”) valued at $426,000 at December 31, 2002. The net cash used by operating activities was principally a result of reductions in accounts payable and accrued compensation and benefits. Certain of these reductions were based on the use of a portion of the cash acquired from Advantage to pay a portion of the accrued compensation recorded on their books at the date of acquisition.

     On June 18, 2002, the Company signed an operating lease agreement to move its headquarters’ offices and operations center into a new facility. This move is expected to occur in February, 2002. The Company expects to obtain financing for any significant expenditures in relation to the new facility.

     In addition to the initial cash payment made to Advantage, the principal cash requirements expected for fiscal 2003 are debt repayments of $307,000 and additions to equipment and leasehold improvements. The Company’s cash and investments will be sufficient to cover working capital, capital expenditure requirements and debt repayments in fiscal 2003.

New Accounting Pronouncements

     The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” on April 1, 2002. SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment approach. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and it expands the presentation of discontinued operations to include more disposal transactions. SFAS No. 141 and No. 144 did not have an impact on the financial statements. Goodwill and other intangible assets subject to SFAS No. 142 were approximately $2,191,000 as of December 31, 2002 attributed to the purchase of Advantage on July 15, 2002. No goodwill existed prior to the acquisition of Advantage.

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

Exhibit 2.1 – Amendment to Stock Purchase Agreement dated January 1, 2003, by and among Barrister Global Services Network, Inc. and Advantage Innovation, Inc. and the Shareholders of Advantage Innovation, Inc.

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

BARRISTER GLOBAL SERVICES NETWORK, INC.

Date:	February 14, 2003	By:	/s/ William O. Bray William O. Bray President and Chief Executive Officer

Date:	February 14, 2003	By:	/s/ Richard P. Beyer Richard P. Beyer Senior Vice President, Finance (Principal Financial Officer)

CERTIFICATIONS

I, William O. Bray, certify that:

1.	I have reviewed this quarterly report on Form 10Q of Barrister Global Services Network, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which periodic reports are being prepared;

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

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.	The registrant’s other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 14, 2003	By:	/s/ William O. Bray William O. Bray President and Chief Executive Officer

CERTIFICATIONS

I, Richard P. Beyer, certify that:

1.	I have reviewed this quarterly report on Form 10Q of Barrister Global Services Network, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which periodic reports are being prepared;

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

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.	The registrant’s other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 14, 2003	By:	/s/ Richard P. Beyer Richard P. Beyer Senior Vice President, Finance (Principal Financial Officer)