Form 10-Q/A
period 2002-06-30
BARRISTER GLOBAL SERVICES NETWORK INC
filed 2003-02-18
CIK 754128

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q / A

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

Explanatory Note

This amendment to the registrant’s report on Form 10-Q for the three month period ended June 30, 2002 is being filed to include a restatement of the Company’s Financial Statements for the three months ended June 30, 2002. See note 5 to the Unaudited Condensed Financial Statements for a summary of the significant effects of the restatement.

BARRISTER GLOBAL SERVICES NETWORK, INC.

INDEX

			Page
PART I.	Financial Information		Number

	Item 1.	Financial Statements

	Condensed Balance Sheets at June 30, 2002 (as restated) and March 31, 2002		3

	Condensed Statements of Operations - Three Months Ended June 30, 2002 (as restated) and June 30, 2001		4

	Condensed Statement of Stockholders’ Equity - Three Months Ended June 30, 2002 (as restated)		5

	Condensed Statements of Cash Flows - Three Months Ended June 30, 2002 (as restated) and June 30, 2001		6

	Notes to Unaudited Condensed Financial Statements		7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

PART II.		Other Information

	Item 6	Exhibits and Reports on Form 8-K	11

SIGNATURES			12

CERTIFICATIONS			13

PART I. FINANCIAL INFORMATION
BARRISTER GLOBAL SERVICES NETWORK, INC.

CONDENSED BALANCE SHEETS
(In thousands)(unaudited)

	June 30	March 31

	2002	2002

ASSETS	(As restated,
	see Note 5)
Current assets:
Cash and equivalents	$1,225	$1,222
Short-term investments	1,176	1,040
Accounts receivable	1,225	1,289
Service parts inventory	834	933
Prepaid expenses	62	23
Deferred and refundable income taxes	420	487

Total current assets	4,942	4,994

Equipment and leasehold improvements, at cost	1,859	1,835
Less accumulated depreciation	1,485	1,448

Net equipment and leasehold improvements	374	387

Marketable securities	1,284	1,730
Other assets	56	25

	$6,656	$7,136

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current installments of long-term debt ($163 and $266 to a related party, respectively)	$207	$307
Accounts payable	589	761
Accrued compensation and benefits	500	677
Customer advances and unearned revenue	643	661
Other accrued expenses	53	152

Total current liabilities	1,992	2,558

Deferred compensation	243	267
Long-term debt, excluding current installments	15	27

Stockholders’ equity :
Preferred stock	—	—
Common stock, $.24 par value, 11,901,326 and 11,844,963 shares outstanding at June and March respectively	2,867	2,867
Additional paid-in capital	23,025	23,028
Accumulated deficit	(21,435)	(21,550)
Accumulated other comprehensive income	7	—
Note receivable for treasury shares issued	(31)	—
Treasury stock at cost	(27)	(61)

Total stockholders’ equity	4,406	4,284

	$6,656	$7,136

See accompanying notes to condensed financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three months ended

	June 30	June 30
	2002	2001
	(As restated,
	see Note 5)

Revenues	$3,113	$3,043

Costs and expenses:
Cost of services	2,453	2,272
Selling, general and administrative expenses	933	889

Operating loss	(273)	(118)

Other expense (income):
Interest expense to related party	4	12
Other interest income	(31)	(62)
Common Stock received from demutualization	(428)	—

Total other income	(455)	(50)

Earnings (loss) before income taxes	182	(68)

Income tax expense (benefit)	67	(25)

Net earnings (loss)	$115	$(43)

Basic and diluted earnings (loss) per common share:	$.01	$.00

Weighted average number of common shares outstanding:
Basic	11,866	11,945

Diluted	11,872	11,945

See accompanying notes to condensed financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(In thousands, except per share data)

					Treasury
		Additional		Accumulated other	stock
	Common	paid-in	Accumulated	comprehensive	and
	stock	capital	deficit	income	related note	Total

Balance at March 31, 2002	$2,867	$23,028	$(21,550)	$—	$(61)	$4,284
Sale of 56,363 treasury shares	—	(3)	—	—	34	31
Note receivable for treasury shares issued	—	—	—	—	(31)	(31)
Unrealized gain on securities net of tax (as restated, see Note 5)	—	—	—	7	—	7
Net earnings (as restated, see Note 5)	—	—	115	—	—	115

Balance at June 30, 2002 (as restated, see Note 5 )	$2,867	$23,025	$(21,435)	$7	$(58)	$4,406

See accompanying notes to condensed financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.

CONDENSED STATEMENTS OF CASH FLOWS
 (unaudited)
(In thousands, except per share data)

	Three months ended

	June 30	June 30
	2002	2001
	(As restated
	see Note 5)

Cash flows from operating activities:
Net earnings (loss)	$115	$(43)
Adjustments to reconcile net earnings (loss) to net cash used by operating activities:
Depreciation	37	41
Common stock received from demutualization	(428)	—
Changes in current assets and liabilities:
Accounts receivable	64	471
Service parts inventories	99	74
Deferred and refundable income taxes	67	(25)
Prepaid expenses	(39)	(17)
Accounts payable	(172)	(147)
Accrued compensation and benefits	(201)	(123)
Customer advances and unearned revenues	(18)	(195)
Other accrued expenses	(99)	(88)

Net cash used by operating activities	(575)	(52)

Cash flows from investing activities:
Additions to equipment and leasehold Improvements	(24)	(36)
Maturity of investments	1,691	2,784
Purchases of investments and marketable securities	(946)	(1,263)
Other assets	(31)	(3)

Net cash provided by investing activities	690	1,482

Cash flows from financing activities:
Repayment of debt	(112)	(103)

Net cash used by financing activities	(112)	(103)

Net increase in cash and equivalents	3	1,327
Cash and equivalents at beginning of period	1,222	1,104

Cash and equivalents at end of period	$1,225	$2,431

Supplemental disclosure of cash flow information:
Interest paid	$5	$16
Non cash financing activity:
Sale of treasury shares in exchange for note receivable	$31	$—

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

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations, and cash flows have been included. Operating results for the period ended June 30, 2002 are not necessarily indicative of the results to be expected for other interim periods or the full year. These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Barrister Global Services Network, Inc. Form 10-K for the fiscal year ended March 31, 2002.

2.     Cash and equivalents consist of cash and liquid debt instruments with maturity of three months or less from the date of purchase. Cash and equivalents are stated at cost plus accrued interest, which approximates market value. Short-term investments contain both held-to-maturity securities of $526,000, based on the Company’s ability and intent to hold the securities until maturity and available-for-sale securities of $650,000, held primarily for sale. The held-to-maturity securities are recorded at amortized cost adjusted for the accretion of discounts or cost plus accrued interest. Available-for-sale securities are carried at fair value, based on quoted market prices. The net unrealized gains or losses, if any, on the available-for-sale securities are reported as a separate component of stockholders’ equity, net of tax. Short-term investments include corporate debt instruments. At June 30, 2002, short-term investments also included shares of Principal Financial Group, Inc. (“Principal”) common stock received in the demutualization of Principal. Held-to-maturity securities consist of mortgage-backed securities which are expected to mature in less than two years.

3. On July 15, 2002, the Company acquired all of the outstanding capital stock of Advantage Innovation, Inc. (“Advantage”) for $1,200,000 in cash and future consideration of two contingent payments. The contingent payments are due on the first and second anniversaries of the closing, in an amount based upon the amount of earnings before interest, taxes, depreciation and amortization achieved by Advantage in each of the two years. Advantage was a privately held technical and computer services firm located in New Orleans, Louisiana that performed services nationwide generally in the consumer market. The acquisition will be accounted for by the purchase method of accounting. Since the closing date occurred after the quarter end, the results of Advantage’s operations are not included in the reported financial statements.

4.     The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” on April 1, 2002. SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment approach. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and it expands the presentation of discontinued operations to include more disposal transactions. The adoption of these pronouncements did not have an impact on the financial statements.

5.     Subsequent to the issuance of the financial statements for the three months ended June 30, 2002, management determined that it should have recorded 14,159 shares of Principal common stock that had been issued to the Company in connection with the demutualization of Principal in its financial statements as of June 17, 2002, the date it received notice of its ownership of the shares. As a result, the Company has restated the financial statements as of and for the three months ended June 30, 2002 to include the fair market value of the shares within short-term investments and to recognize the receipt of the shares in other income.

The principal effects of the restatement are summarized in the following table:

	As originally
For the three months ended June 30, 2002	reported	As restated

Common Stock received from demutualization	$–	$(428)

Income tax (benefit) expense	(85)	67
Net (loss) earnings	(161)	115
Basic and diluted (loss) earnings per share	(.01)	.01

At June 30, 2002

Short-term investments	741	1,176
Deferred and refundable income taxes	572	420
Total assets	6,404	6,656
Accumulated deficit	(21,711)	(21,435)
Accumulated other comprehensive income	–	7
Stockholders’ equity	4,154	4,406

6.     Total comprehensive income recorded by the Company for the quarter ended June 30 , 2002 includes unrealized gains on available-for-sale securities as shown below. For the quarter ended June 30, 2001, total comprehensive loss was the same as the net loss.

2002

Net earnings	$115
Unrealized gain on securities, net of tax	7

Total comprehensive income	$122

7.     The weighted average common shares used in the computation of basic and diluted earnings per share were as follows:

	June 30	June 30
	2002	2001

Basic:	—	—

Weighted average number of shares outstanding	11,866	11,945

Diluted:

Dilutive effect of stock options	6	—

Total weighted average dilutive shares outstanding	11,872	11,945

Item 2. Management’s Discussion and Analysis of Financial Condition
                 and Results of Operations

As discussed in Note 6 to the “Notes to Financial Statements” included in ITEM 1, the accompanying 2002 financial statements for the three months ended June 30, 2002 have been restated. The following “Management’s Discussion and Analysis” reflects this restatement.

Results of Operations

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

     The decrease in net interest income for the comparative first quarters resulted from lower interest rates and a reduction in amounts invested. Total other income primarily resulted from the receipt of 14,159 shares of Principal Financial Group, Inc. common stock in connection with the demutualization of Principal.

     Income taxes recorded in each of the first quarters approximated the statutory tax rate. No additional tax benefits were established in the statements of operations for the comparable quarters, since the Company has fully reserved for the tax effect of net deductible temporary differences and loss carryforwards. These benefits will be recorded in future periods as they are realized or as their realization becomes predictable.

Financial Condition

     Cash and equivalents, short-term investments and marketable securities totaled $3,685,000 at June 30, 2002 and $3,992,000 at March 31, 2002. The net decrease of $307,000 was primarily a result of net cash used by operating activities of $575,000, debt repayments of $112,000 and additions to equipment and leasehold improvements of $24,000. The decrease was partially offset by the receipt of common shares of Principal Financial Group, Inc. valued at $435,000.

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

New accounting Pronouncements

     The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” on April 1, 2002. SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment approach. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and it expands the presentation of discontinued operations to include more disposal transactions. The adoption of these pronouncements did not have an impact on the financial statements.

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
Exhibit 99.1 — Certification dated August 13, 2002 of President and Chief Executive Officer and Senior Vice President, Finance (Principal Financial Officer) to 18 U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. Included as exhibit 99 to Report on Form 10-Q filed on August 14, 2002.

Exhibit 99.2 — Certification dated February 14, 2003 of President and Chief Executive Officer and Senior Vice President, Finance (Principal Financial Officer) to 18 U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

(b)	Reports on Form 8-K:

Reports were filed on July 22, 2002 and August 13, 2002 regarding the acquisition of the stock of Advantage Innovation, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRISTER GLOBAL SERVICES NETWORK, INC.

Date:	February 14, 2003	By:	/s/ William O. Bray William O. Bray President and Chief Executive Officer

Date:	February 14, 2003	By:	/s/ Richard P. Beyer Richard P. Beyer Vice President, Finance (Principal Financial Officer)

CERTIFICATIONS

I, William O. Bray, certify that:

1.	I have reviewed this quarterly report on Form 10Q / A of Barrister Global Services Network, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

Date:	February 14, 2003	By:	/s/ William O. Bray William O. Bray President and Chief Executive Officer

CERTIFICATIONS

I, Richard P. Beyer, certify that:

1.	I have reviewed this quarterly report on Form 10Q / A of Barrister Global Services Network, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

Date:	February 14, 2003	By:	/s/ Richard P. Beyer Richard P. Beyer Senior Vice President, Finance (Principal Financial Officer)