Form 10-Q/A
period 2002-09-30
BARRISTER GLOBAL SERVICES NETWORK INC
filed 2003-02-18
CIK 754128

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q/A

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

Explanatory Note

     This amendment to the registrant’s report on Form 10-Q for the three and six month periods ended September 30, 2002 is being filed to include a restatement of the Company’s Financial Statements for the three and six months ended September 30, 2002. See note 5 to the Unaudited Condensed Financial Statements for a summary of the significant effects of the restatement.

BARRISTER GLOBAL SERVICES NETWORK, INC.

INDEX

			Page
			Number

PART I.	Financial Information

	Item 1.	Financial Statements

	Condensed Balance Sheets at September 30, 2002 (as restated) and March 31, 2002		3

	Condensed Statements of Operations - Three and Six Months Ended September 30, 2002 (as restated) and September 30, 2001		4

	Condensed Statement of Stockholders’ Equity - Six Months Ended September 30, 2002 (as restated)		5

	Condensed Statements of Cash Flows - Six Months Ended September 30, 2002 (as restated) and September 30, 2001		6

	Notes to Unaudited Condensed Financial Statements		7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

	Item 4.	Evaluation of Disclosure Controls and Procedures	11

PART II.	Other Information

	Item 4.	Submission of matters to a vote of Security Holders	12

	Item 6.	Exhibits and Reports on Form 8-K	12

SIGNATURES			13

CERTIFICATIONS			14

PART I. FINANCIAL INFORMATION
BARRISTER GLOBAL SERVICES NETWORK, INC.
CONDENSED BALANCE SHEETS
 (In thousands) (unaudited)

	September 30	March 31

	2002	2002

ASSETS	(As restated, see
	Note 5)

Current assets:
Cash and equivalents	$832	$1,222
Short-term investments	981	1,040
Accounts receivable	1,838	1,289
Service parts inventory	728	933
Prepaid expenses	57	23
Deferred and refundable income taxes	410	487

Total current assets	4,846	4,994

Equipment and leasehold improvements, at cost	2,050	1,835
Less accumulated depreciation	1,530	1,448

Net equipment and leasehold improvements	520	387

Marketable securities	681	1,730
Goodwill	1,505	—
Intangible assets	204	—
Other assets	58	25

	$7,814	$7,136
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$104	$307
($60 and $266 to a related party, respectively)
Amount due for acquisition	750	—
Accounts payable	616	761
Accrued compensation and benefits	828	677
Customer advances and unearned revenue	838	661
Other accrued expenses	70	152

Total current liabilities	3,206	2,558

Deferred compensation	221	267
Long-term debt, excluding current installments	4	27
Stockholders’ equity:
Preferred stock	—	—
Common stock, $.24 par value, 11,901,326 and 11,844,963 shares outstanding at September and March respectively	2,867	2,867
Additional paid-in capital	23,025	23,028
Accumulated deficit	(21,415)	(21,550)
Accumulated other comprehensive loss	(36)	—
Note received for treasury shares issued	(31)	—
Treasury stock at cost	(27)	(61)

Total stockholders’ equity	4,383	4,284

	$7,814	$7,136

See accompanying notes to condensed financial statements

BARRISTER GLOBAL SERVICES NETWORK, INC.

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three months ended		Six months ended

	Sept 30	Sept 30	Sept 30	Sept 30
	2002	2001	2002	2001

			(As restated,
			see Note 5)
Revenues	$3,893	$3,084	$7,006	$6,127
Costs and expenses:
Cost of services	2,830	2,299	5,283	4,571
Selling, general and administrative expenses	1,051	933	1,984	1,822

Operating earnings (loss)	12	(148)	(261)	(266)

Other expense (income):
Interest expense to related party	1	10	5	22
Other interest income	(19)	(53)	(50)	(115)
Common stock received from demutualization	—	—	(428)	—

Total other income	(18)	(43)	(473)	(93)

Earnings (loss) before income taxes	30	(105)	212	(173)
Income tax expense (benefit)	10	(40)	77	(65)

Net earnings (loss)	$20	$(65)	$135	$(108)

Basic and diluted earnings (loss) per common share	$—	$(.01)	$.01	$(.01)

Weighted average number of common shares outstanding:
Basic	11,901	11,945	11,884	11,945

Diluted	11,901	11,945	11,887	11,945

     See accompanying notes to condensed financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(In thousands, except share data)

		Additional		Accumulated other	Treasury
	Common	paid-in	Accumulated	comprehensive	stock and
	stock	capital	deficit	loss	related note	Total

Balance at March 31, 2002	$2,867	$23,028	$(21,550)	$—	$(61)	$4,284
Sale of 56,363 treasury shares	—	(3)	—	—	34	31
Note receivable for treasury shares issued	—	—	—	—	(31)	(31)
Unrealized loss on securities net of tax (as restated, see Note 5)	—	—	—	(36)	—	(36)
Net earnings (as restated, see Note 5)	—	—	135	—	—	135

Balance at September 30, 2002 (As restated, see Note 5)	$2,867	$23,025	$(21,415)	$(36)	$(58)	$4,383

     See accompanying notes to condensed financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.

CONDENSED STATEMENTS OF CASH FLOWS
 (unaudited)
(In thousands)

	Six months ended

	Sept 30	Sept 30
	2002	2001

	(As restated,
	see Note 5)

Cash flows from operating activities:
Net earnings (loss)	$135	$(108)
Adjustments to reconcile net earnings (loss) to net cash used by operating activities:
Depreciation	82	83
Amortization	15	—
Common stock received from demutualization	(428)	—
Changes in current assets and liabilities:
Accounts receivable	(149)	358
Inventories	205	30
Deferred and refundable income taxes	77	—
Prepaid expenses	(30)	(62)
Accounts payable	(273)	(85)
Accrued compensation and benefits	(508)	(28)
Customer advances and unearned revenues	147	(270)
Other liabilities	(121)	(109)

Net cash used by operating activities	(848)	(191)

Cash flows from investing activities:
Additions to equipment and leasehold improvements	(74)	(78)
Maturity of investments	2,428	3,349
Purchase of investments and marketable securities	(928)	(2,748)
Acquisition of business, net of cash received	(713)	—
Other assets	(29)	(2)

Net cash provided by investing activities	684	521

Cash flows from financing activities:
Repayment of debt	(226)	(211)

Net cash used in financing activities	(226)	(211)

Net (decrease) increase in cash and equivalents	(390)	119
Cash and equivalents at beginning of period	1,222	1,104

Cash and equivalents at end of period	$832	$1,223

Supplemental disclosure of cash flow information:
Interest paid	$8	$28
Non-cash investing and financing activities:
Amount due for acquisition	$750	$—
Sale of treasury shares in exchange for note receivable	$31	$—

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

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows have been included. Operating results for the period ended September 30, 2002 are not necessarily indicative of the results to be expected for other interim periods or the full year. These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Company’s Form 10-K for the fiscal year ended March 31, 2002.

2.     Cash and equivalents consist of cash and liquid debt instruments with maturity of three months or less from the date of purchase. Cash and equivalents are stated at cost plus accrued interest, which approximates market value. Short-term investments contain both held-to-maturity securities of $511,000, based on the Company’s ability and intent to hold the securities until maturity and available-for-sale securities of $470,000. The held-to-maturity securities are recorded at amortized cost adjusted for the accretion of discounts or cost plus accrued interest. Available-for-sale securities are carried at fair value, based on quoted market prices. The net unrealized gains or losses, if any, on the available for sale securities are reported as a separate component of stockholders’ equity, net of tax. Short-term investments include corporate debt instruments. At September 30, 2002, short-term investments also included shares of Principal Financial Group, Inc. (“Principal”) common stock received in the demutualization of Principal. Held-to-maturity securities consist of mortgage-backed securities which are expected to mature in less than two years.

3.     On July 15, 2002, the Company acquired all of the outstanding stock of Advantage Innovation, Inc. (“Advantage”) for $1,200,000 in cash and future consideration of two contingent payments. The contingent payments are due on the first and second anniversaries of the closing, in an amount based upon the amount of earnings before interest, taxes, depreciation and amortization achieved by Advantage in each of the two years. Based on the results of Advantage as of September 30, 2002, $750,000 of the first contingent payment has been earned and therefore this amount has been recorded on the balance sheet as additional goodwill and as a current liability. This amount has been disclosed as a non cash investing activity in the statement of cash flows. Advantage was a privately held technical and computer services firm located in New Orleans, Louisiana that performed services nationwide generally in the consumer market. The acquisition has been accounted for as a purchase and, accordingly, the operating results of Advantage have been included in the Company’s financial statements since the date of acquisition. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company’s management based on preliminary information available. The Company also had an independent valuation performed for the intangible assets associated with the acquisition. These assets were valued at $219,000 and are included in other assets on the balance sheet. The excess of the aggregate purchase price over the fair value of the net assets acquired is accounted for as goodwill. The pro forma results for the six month periods ending September 30, 2002 and September 30, 2001, had the acquisition occurred at the beginning of the period, are as follows: Revenues of $8,042,000 and $7,619,000 respectively; net earnings of $ 199,000 and net loss of $(82,000) respectively; and net earnings (loss) per common share, basic and diluted of $.02 and $ (.01) respectively. The pro forma amounts do not purport to be indicative of the actual results that would have occurred had the transaction been consummated on April 1, 2001 or of the future results of operations which will be obtained as a result of the consummation of the transaction.

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

5.     Subsequent to the issuance of the financial statements for the three months ended June 30, 2002, management determined that it should have recorded 14,159 shares of Principal common stock that had been issued to the Company in connection with the demutualization of Principal in its financial statements as of June 17, 2002, the date it received notice of its ownership of the shares. As a result, the Company has restated the financial statements as of and for the six months ended September 30, 2002 to include the fair market value of the shares within short-term investments and to recognize the receipt of the shares in other income.

The principal effects of the restatement are summarized in the following table:

	As originally
For the six months ended September 30, 2002	reported	As restated

Common stock received from demutualization	$—	$(428)

Income tax (benefit) expense	(75)	77

Net (loss) earnings	(141)	135

Basic and diluted (loss) earnings per share	(.01)	.01

At September 30, 2002

Short-term investments	589	981

Deferred and refundable income taxes	562	410

Total assets	7,605	7,814

Accumulated deficit	(21,691)	(21,415)

Accumulated other comprehensive loss	—	(36)

Stockholders’ equity	4,174	4,383

6.     Total comprehensive income (loss) recorded by the Company for the three and six month periods ended September 30, 2002 includes unrealized gains or losses on available-for-sale securities as shown below. For the three and six month periods ended September 30 , 2001 total comprehensive loss was the same as the net loss.

	Three months	Six months
	ended	ended

Net earnings	$20	$135
Unrealized loss, net of tax	(43)	(36)

Total comprehensive (loss) income	$(23)	$99

7.     The weighted average common shares used in the computation of basic and diluted earnings per share were as follows:

	Three months ended		Six months ended

	Sept 30	Sept 30	Sept 30	Sept 30
	2002	2001	2002	2001

Basic:
Weighted average number of shares outstanding	11,901	11,945	11,884	11,945
Diluted:
Dilutive effect of stock options	—	—	3	—

Total weighted average dilutive shares outstanding	11,901	11,945	11,887	11,945

8.     A summary of the components of intangible assets as of September 30, 2002 is as follows:

	Life	Gross Carrying	Accumulated	Net Carrying
Description	(years)	Amount	Amortization	Amount

Customer list	3	$65	$4	$61
Employment agreements	2	47	5	42
Non-compete agreement	4	107	6	101

Total		$219	$15	$204

Amortization expense for the period ended September 30, 2002 was $15,000. The estimated amortization expense for fiscal 2003 is $51,000. The estimated amortization expense is $72,000, $56,000, $33,000 and $7,000 for fiscal years 2004, 2005, 2006 and 2007, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As discussed in Note 5 to the “Notes to Unaudited Condensed Financial Statements” included in ITEM 1, the accompanying 2002 financial statements for the three and six months ended September 30, 2002 have been restated. The following “Management’s Discussion and Analysis” reflects this restatement.

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

     The Company has been notified by one of its long-time business partners that their contract was not being renewed as of September 30, 2002. This contract generated approximately $574,000 in revenues in the second quarter of the current year, which represented 14.7% of revenues in that quarter. As noted, the cost of services associated with this contract were significant, based on high call volumes. The Company has taken action to eliminate these costs and, as a result, expects to reduce the impact of the loss of this contract to its operating margins. The Company believes that its current reserve for inventory obsolescence is sufficient to cover any inventory adjustments associated with the non renewal of this contract. The Company is currently working with this partner on a large opportunity that would replace this lost revenue. If successful, this new potential contract is expected to commence in the Company’s fourth quarter.

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

     The decrease in interest income for the comparable second quarters and six-month periods resulted from a drop in interest rates, which impacted earnings from the Company’s investments and from a reduction in the amount invested, primarily from the initial payment of $1,200,000 to acquire the stock of Advantage. Total other income for the six-month period of the current year resulted primarily from the receipt of 14,159 shares of Principal common stock in the first quarter in connection with the demutualization of Principal.

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

Financial Condition

     Cash and equivalents, short-term investments and marketable securities totaled $2,494,000 at September 30, 2002 and $3,992,000 at March 31, 2002. The net decrease of $1,498,000 was primarily a result of cash used for the initial payment to acquire the stock of Advantage, which net of cash received amounted to $713,000, net cash used by operating activities of $848,000, debt repayments of $226,000 and additions to equipment and leasehold improvements of $74,000. The decrease was partially offset by the receipt of common shares of Principal Financial Group, Inc. valued at $392,000 at September 30, 2002. The net cash used by operating activities was principally a result of reductions in accounts payable and accrued compensation and benefits. Certain of these reductions were based on the use of a portion of the cash acquired from Advantage to pay a portion of the accrued compensation recorded on their books at the date of acquisition

     On June 18, 2002, the Company signed an operating lease agreement to move its headquarters’ offices and operations center into a new facility. This move is expected to occur toward the beginning of the fourth quarter. The Company expects to obtain financing for any significant capital expenditures in relation to the new facility.

     In addition to the initial cash payment made to Advantage, the principal cash requirements expected for fiscal 2003 are debt repayments of $307,000 and additions to equipment and leasehold improvements. The Company’s cash and investments will be sufficient to cover working capital, capital expenditure requirements and debt repayments in fiscal 2003.

New Accounting Pronouncements

     The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” on April 1, 2002. SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment approach. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and it expands the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No. 141 and No. 144 did not have an effect on the financial statements. Goodwill and other intangible assets subject to SFAS No. 142 were approximately $1,709,000 as of September 30, 2002 attributed to the purchase of Advantage on July 15, 2002. No goodwill existed prior to the acquisition of Advantage.

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

Item 4.	Item 4. Evaluation of Disclosure Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14 and 15d-14 as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

(b)	Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company’s Annual Meeting of Shareholders was held on September 9, 2002.

(b)	At the Annual Meeting, the stockholders approved the following proposals, as recommended by management.

		Votes	Votes	Votes
		for	against	abstained
			or withheld	or unvoted
1	Election of the following nominees
	for director:
	Joseph A. Alutto	9,489,526	24,829	—
	Franklyn S Barry	9,489,526	24,829	—
	Richard P. Beyer	9,489,526	24,829	—
	William O. Bray	9,489,501	24,854	—
	Warren W. Emblidge	9,489,526	24,829	—
	Richard E. McPherson	9,489,501	24,854	—
	James D. Morgan	9,489,501	24,854	—
	Henry P. Semmelhack	9,489,501	24,854	—

2	Ratification of the appointment
	of Deloitte & Touche LLP as the
	Company's independent auditors
	for the current fiscal year	9,481,713	7,186	25,456

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits: Exhibit 99.1 — Certification dated November 13, 2002 of President and Chief Executive Officer and Senior Vice President, Finance (Principal Financial Officer) to 18 U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. Included as exhibit 99 to Report on Form 10-Q filed on November 13, 2002.

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

BARRISTER GLOBAL SERVICES NETWORK, INC.

Date:	February 14, 2003	By:	/s/ William O. Bray William O. Bray President and Chief Executive Officer

Date:	February 14, 2003	By:	/s/ Richard P. Beyer Richard P. Beyer Senior Vice President, Finance (Principal Financial Officer)

CERTIFICATIONS

I, William O. Bray, certify that:

1.	I have reviewed this quarterly report on Form 10Q/A of Barrister Global Services Network, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which periodic reports are being prepared;

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

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.	The registrant’s other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 14, 2003	By:	/s/ William O. Bray William O. Bray President and Chief Executive Officer

CERTIFICATIONS

I, Richard P. Beyer, certify that:

1.	I have reviewed this quarterly report on Form 10Q/A of Barrister Global Services Network, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which periodic reports are being prepared;

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