Form 10-K
period 2003-03-31
BARRISTER GLOBAL SERVICES NETWORK INC
filed 2003-06-27
CIK 754128

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2003

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

                  186 EXCHANGE STREET, BUFFALO, NEW YORK 14204
          (Address of principal executive offices, including ZIP code)

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X].

         The aggregate market value of Common Stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on June 1, 2003 was approximately $3.0 million.

         The number of shares outstanding of the Registrant's common stock, $.24 par value, was 11,901,326 at June 1, 2003.

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

         The Company's headquarters are at 186 Exchange Street, Buffalo, New York 14204, telephone 716-845-5010. The Company's web address is www.barrister.com.

         During fiscal 2000, the Company operated as two business segments:
Equipment Maintenance Services and Software. On May 5, 2000, the Company sold substantially all of the assets of its Software Business to Keystone Solutions US, Inc. ("Keystone") a wholly owned subsidiary of Keystone Software PLC. For financial statement purposes, the sale of the Company's Software Business is reported as a discontinued operation. Since selling its Software Business, Company operations have focused on Equipment Maintenance Services.

         In July, 2002, the Company acquired Advantage Innovation, Inc. ("Advantage") of New Orleans, a technical services company performing services nationwide in both commercial and consumer markets.

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

SERVICES MARKET

         The Company provides a variety of IT services throughout North America for multi-vendor equipment including personal computers, servers, peripherals and other equipment. Using its staff of hardware technicians and its network of over 15,000 technicians, the Company provides comprehensive services for such equipment. Services range from full service contracts for hardware maintenance to managed help desk to per incident hardware repair and technology deployment projects. We serve customers in commercial and consumer markets through direct and indirect channels, and partner with major manufacturers, service companies, resellers, distributors, warranty service providers and insurance companies to deliver services to their customers. The Company maintains nationwide toll-free numbers for customer service and provides a seven-day, twenty-four hour response capability.

         In 1998, the Company took the initiative and developed and licensed several software modules and integrated them into an Internet-based software system which provides unique and innovative ways to provide and manage services to its clients. This integrated software system is called the Web Services Manager ("WSM") and allows for clients anywhere in the world to place service requests and view the status of service calls using the Internet. Further, the system provides management information to client and company managers responsible for service delivery. Finally, WSM provides a mechanism over the Internet to transmit service requests to third party subcontractors, to monitor and manage those service calls and to measure service delivery performance. The ability to manage third party service providers and provide summary management information is a unique and powerful capability. This capability has received favorable comment as a valuable value-added service from clients and prospects. This capability has also led to positive changes in the national service delivery process and has allowed expansion through partners without the addition of physical locations.

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

         Since product life cycles for hardware are relatively short, the Company provides on-going training to its service technicians and continuously reviews its spare parts inventory for potential obsolescence. The Company believes there are sufficient technicians available to meet its business needs and that adequate sources of parts will be available to meet technological and product life cycle changes.

SERVICES COMPETITION

         Providing on-site and depot repair services to clients is a highly competitive business. The principal competitive factors are expertise, reputation, price and geographic location of staff. The market for IT services is very large; it encompasses all businesses, is highly price competitive, has some technological barriers to entry and the equipment serviced has short product life cycles. The Company competes with numerous organizations which can provide similar services, many of which are substantially larger, better known and have substantially greater name recognition and financial, marketing, technical and personnel resources than the Company. The Company believes it distinguishes itself by its unique use of the WSM, by which it manages equipment maintenance services using the Internet, by its skills in managing a large number of geographically dispersed service partners and by providing services on a dependable and cost effective basis to customers with multiple locations throughout North America.

MAJOR BUSINESS RELATIONSHIPS

         During fiscal 2003, the Company did substantial business with four strategic partners: IBM Corporation ("IBM"), National Electronics Warranty, Siemens Business Services, Inc. and Retrofit Technologies Inc. Total revenues generated from these customers amounted to approximately 30% of revenues in fiscal 2003. In fiscal 2002 an agreement was reached with CDW Computer Centers, Inc. to supply their customers with Barrister's extended warranty contracts. A similar agreement was reached with Avnet Computer to provide nationwide support on Intel-based systems and servers that Avnet distributes to Value-Added Resellers (VARs), OEMs and end users. The IBM, Siemens Business Services and Retrofit Technology business is through a number of hardware maintenance subcontracts to provide service to customers of these companies.

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

EMPLOYEES

         On June 1, 2003, the Company had 97 full-time employees and 7 part-time employees. None of the Company's employees are represented by a labor union and the Company has had no work stoppages. The Company believes that employee relations are good.

ITEM 2.  PROPERTIES

         The Company currently leases all the facilities used in its business. The Company is headquartered in Buffalo, New York and currently leases approximately 35,000 square feet in a separate facility located at 186 Exchange Street. The Company also leases offices in Atlanta, Georgia, Greenbelt, Maryland, and New Orleans, Louisiana, which are used for sales and servicing activities.

ITEM 3.  LEGAL PROCEEDINGS

         In the opinion of management, there are no claims or litigation pending to which the Company is a party which could have a material adverse effect on the Company's financial condition or statement of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 2003.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the American Stock Exchange under the symbol "BIS". The price ranges as reported by AMEX applicable to the common shares during each quarter of the years ended March 31, 2003 and March 31, 2002, are as follows:

                             2003              2002
                         ------------      ------------
                         High    Low       High     Low
                         ----    ----      ----    ----
First Quarter            0.61    0.45      0.70    0.37
Second Quarter           0.52    0.35      0.74    0.40
Third Quarter            0.55    0.35      0.52    0.40
Fourth Quarter           0.46    0.28      0.79    0.42

The Company's common stock was held by approximately 394 shareholders of record as of June 1, 2003.

         The Company has not paid any cash dividends on its common stock and the board of directors intends to follow a policy of retaining earnings for use in the business. Accordingly, it is not anticipated that cash dividends will be paid to holders of common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                                                               Year Ended March 31
                                               ---------------------------------------------------
                                                 2003       2002      2001       2000      1999
                                               ---------------------------------------------------
                                                     (In thousands, except per share amounts)
Statement of Operations Data: (1)
   Revenues                                    $13,335    $12,845   $11,085     $8,476    $ 8,590
   Loss from continuing operations                (423)    (1,118)     (197)      (600)    (1,161)
   Net loss per common share from
      continuing operations:
         Basic and diluted                        (.04)      (.09)     (.02)      (.06)      (.14)
Balance Sheet Data at Year End: (1)
   Working capital                               1,510      2,436     5,299      1,546      2,296
   Total assets                                  8,067      7,136     8,215      7,556      7,961
   Long-term debt                                  835         27       355        791      1,134
   Stockholders' equity                          3,824      4,284     5,463      3,552      3,812

(1) Years ended March 31, 2000 and 1999 have been restated to reflect discontinued operations consistent with current presentation. The discontinued operation is more fully discussed in Note 3 to the financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Barrister Global Services Network, Inc. (the "Company") (formerly Barrister Information Systems Corporation) is a provider of multi-vendor computer equipment maintenance services with warranty authorizations and preferred partner authorizations with over 20 manufacturers and technical expertise covering the products of over 200 manufacturers. The Company provides its customers with unusual value and powerful online information through its Web Services Manager, a unique web-based service management system. A wide variety of services are offered, from on-site, mission-critical equipment services to depot repair, with services currently being provided in thousands of locations throughout North America. The Company provides national service delivery through centralized administration and computerized logistics; equipment repair both during and after equipment warranty periods; and cost-effective repairs through in-house repair expertise. Business is generated through direct sales to end-users, subcontracts from other companies, contracts with computer resellers to provide maintenance services to their customers and contracts with national distributors of computer equipment. The market for hardware maintenance services is very large; it encompasses all businesses, is highly price competitive, has some technological barriers to entry and the equipment serviced has short product life cycles.

RESULTS OF OPERATIONS

         Revenues increased 3.8% for fiscal year 2003 as compared to 2002, as a result of increases in services provided on a time and materials basis which offset reductions in revenues from hardware maintenance contracts. Time and materials revenues increased by 62.7% to a total of $5.2 million for fiscal 2003 when compared to 2002. The principal reason for this increase was revenues generated from the business acquired on July 15, 2002 from Advantage Innovation, Inc. ("Advantage"). Revenues from hardware maintenance contracts decreased to $8.0 million, a decrease of 15.8% from the prior year. This reduction primarily resulted from the non-renewal of a large contract by a customer of one of our long-term business partners at the end of the second quarter and the movement of other contracts to time and materials service.

         The 15.9% increase in revenues for fiscal 2002 as compared to 2001 resulted from a 13.6% increase in contract revenues and a 21.7% increase in revenues from time and materials services. The increase in contract revenues principally resulted from the capture of a large contract in September, 2001, which was not renewed as noted above. The increase in time and materials revenues resulted from business generated from a new customer obtained through a reseller and from services provided on the large contract that started in September.

         Cost of services was 76.5% of revenues in fiscal 2003. In the prior fiscal year, cost of services was 78.7% of revenues which included the recording in the fourth quarter of an additional provision of $532,000 for service parts inventory deemed to be excess to the Company's needs. Excluding this provision, cost of services was 74.6% of revenues in the prior year. When compared to this number, the increase in the cost of services as a percentage of revenues for the current year resulted from higher costs for parts and shipping used to service calls and from costs associated with the move of the Company's Buffalo facility in the fourth quarter. The cost of services increased as a percentage of revenues from 76.1% in fiscal 2001 to 78.7% in fiscal 2002. This increase occurred as a result of recording the additional provision for service parts inventory deemed excessive as noted above. Cost of services includes provision for service parts inventory deemed to be no longer repairable or excess to the Company's needs based on actual and projected service revenues. The amount of such changes were $480,000, $1,132,000 and $611,000 for 2003, 2002 and 2001,
respectively.

         Selling, general and administrative expenses were 30.5% of revenues in fiscal 2003. In the prior fiscal year, selling, general and administrative expenses were 35.2% of revenues which included the recording in the fourth quarter of certain non-recurring expenses of $753,000. These expenses consisted of additional salary costs during the transition period to our new CEO, relocation expenses for our new CEO, the present value of a deferred compensation arrangement with our former CEO, and a settlement agreement reached with a former Vice President regarding his employment contract. Excluding these non-recurring expenses, selling, general and administrative expenses were 29.3% of revenues in the prior year. When compared to this number, the increase in selling, general and administrative expenses as a percentage of revenues for the current year primarily resulted from increased investment in selling and marketing resources, costs associated with the move of the Company's Buffalo facility in the fourth quarter, and higher general and administrative expenses associated with the acquisition of Advantage, including amortization expenses of the intangible assets acquired in the transaction. Selling, general and administrative expenses were 35.2% of revenues for fiscal 2002 compared to 29.2% of revenues in 2001. As noted above, this increase resulted from certain non-recurring expenses incurred in the fourth quarter of fiscal 2002.

         The decrease in interest income in fiscal 2003 as compared to 2002 resulted from lower interest rates, which impacted earnings from the Company's investments and from a reduction in the amount invested, primarily from the initial payment of $1,200,000 to acquire the stock of Advantage. Total other income for fiscal 2003 resulted from the receipt of 14,159 shares of Principal common stock in the first quarter in connection with the demutualization of Principal. The decrease in interest income in fiscal 2002 as compared to 2001 was primarily a result of lower interest rates which impacted earnings from the Company's investments.

         The current tax benefit recorded in 2001 resulted from the offset of the operating loss against the gain realized on the sale of the Company's software business in that year. The current tax benefits recorded in 2002 and 2003 are based on the estimated refunds of taxes paid in 2001 by carrying back the fiscal 2003 and 2002 operating losses. The deferred tax expense recorded in 2001 resulted from the reversal of certain deductible temporary differences during that year. The deferred tax benefit recorded in 2002 was based on the amount of deferred tax assets which were expected to be realized from the carryback of future tax expenses from the reversal of certain deductible temporary differences. The deferred tax expense recorded in 2003 is based on the Company's ability to realize current tax benefits from the deferred tax assets recognized in the prior year. Based on the consideration of the weight of both positive and negative evidence as required by Statement of Financial Accounting Standards No. 109, management has determined that it is more likely than not that a portion of the deferred tax assets at March 31, 2003 will not be realized. As a result, the Company has reserved for the tax effect of net deductible temporary differences and the net operating loss carryforward. These benefits will be recorded in future periods as they are realized or as their realization becomes predictable.

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

LIQUIDITY AND CAPITAL RESOURCES

         Cash and equivalents, short-term investments and marketable securities totaled $2,785,000 at March 31, 2003 and $3,992,000 at March 31, 2002. The net
decrease of $1,207,000 was primarily a result of cash used for the initial payment to acquire the stock of Advantage, which net of cash received amounted to $713,000, net cash used by operating activities of $283,000, debt repayments of $348,000 and additions to equipment and leasehold improvements of $511,000. The decrease was partially offset by the receipt of common shares of Principal Financial Group, Inc. valued at $428,000 and lease financing of $281,000. The net cash used by operating activities was principally a result of reductions in accrued compensation and benefits. Certain of these reductions were based on the use of a portion of the cash acquired from

Advantage to pay a portion of the accrued compensation recorded on their books at the date of the acquisition.

         The Company experienced a net decrease in cash, short-term investments and marketable securities of $365,000 during 2002. The net decrease was primarily a result of debt repayments, which amounted to $445,000. Operating activities provided net cash of $167,000 during fiscal 2002. The net loss was offset by decreases in accounts receivable and service parts inventory and an increase in accrued compensation and benefits.

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

         The principal cash requirements expected for fiscal 2004 are a payment of $1,250,000 due in July, 2003 associated with the acquisition of Advantage, payments on leases of $150,000 and additions to equipment and leasehold improvements. The Company's cash and investments will be sufficient to cover working capital, capital expenditure requirements and debt repayments in fiscal 2004.

         AMEX LISTING

In June of 2002, the Company announced that it was informed by the American Stock Exchange (AMEX) that it had fallen below certain of the AMEX's continued listing standards. The Company submitted a plan to AMEX that would return the Company to profitability by March 31, 2003, which it has failed to meet. If the Company is delisted, trading of our common stock may be conducted in the over-the-counter market on the "pink sheets" or, if available, the NASD's "Electronic Bulletin Board". In either of these cases, investors could find it more difficult to buy or sell, or to obtain accurate quotations as to the value of our common stock. Also the trading price per share of our common stock likely would be reduced as a result. Discussions have been entered into with AMEX regarding the continuation of its listing, however, the outcome is undetermined at this time.

CRITICAL ACCOUNTING POLICIES

         The Company prepares its financial statements in conformity with generally accepted accounting principles, which requires management to make certain estimates and apply judgment. Estimates are based on historical experience and on various other assumptions or conditions that are believed to be reasonable under the circumstances. Actual results could differ from estimates under different assumptions or conditions.

         Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and may result in materially different results under different assumptions or conditions. The Company believes that the following critical accounting policies involve significant judgments and estimates used in the preparation of its financial statements.

ALLOWANCE FOR DOUBTFUL ACCOUNTS - The Company makes estimates of the collectibility of its accounts receivable. Estimates are based on the aging of accounts receivable balances and historical write-off experience. Any change in the assumptions used in analyzing the collectibility of accounts may result in additional allowance for doubtful accounts being recognized in the period in which the change occurs.

ALLOWANCE FOR INVENTORY OBSOLESCENCE - The Company's policy for valuation of service parts inventory includes the estimate of a reserve for obsolete or excess inventory. This requires an estimate of future demand for service parts based on prior usage to support our contracts and anticipated future demand. If the demand is less than anticipated, additional inventory reserves would be recorded, which would have a negative impact on operating margins.

VALUATION OF GOODWILL AND INTANGIBLES - The Company's recent business acquisition resulted in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that could be incurred. The Company reviews goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also reviews goodwill annually in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." If an event occurs which would cause the Company to revise its estimates and assumptions used in analyzing the value of goodwill or other intangibles, such revision could result in an impairment change that could have a material impact on its financial results.

NEW ACCOUNTING STANDARDS

         The Company adopted SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" on April 1, 2002. SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment approach. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and it expands the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No. 141 and No. 144 did not have any effect on the financial statements. Goodwill and other intangible assets subject to SFAS No. 142 were approximately $2,360,000 as of March 31, 2003 attributed to the purchase of Advantage on July 15, 2002. No goodwill existed prior to the acquisition of Advantage.

         In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transaction and Disclosure," was issued. SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition SFAS No. 148 requires expanded and more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. SFAS No. 148 had no impact on the financial statements, since the Company applies the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. (See note 7)

         Other recently issued statements by the Financial Accounting Standards Board ("FASB") that are applicable to the Company have little or no immediate effect and will have an effect in the future only in the event the Company enters into transactions governed by those statements. Those statements included SFAS No. 143, "Accounting for Asset Retirement Obligations"; SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 (leases), and Technical Corrections"; and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities".

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company, in the normal course of business, has exposure to interest rate risk from its short term investments. Due to the short duration of the Company's investment portfolio, a 10% change in interest rates is not expected to have a material effect on the Company's near term financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE                        PAGE
Independent Auditors' Report ................................................................       11

Balance Sheets as of March 31, 2003 and 2002.................................................       12

Statements of Operations for the years ended March 31, 2003, 2002 and 2001...................       13

Statements of Stockholders' Equity and Comprehensive Income for the years
    ended March 31, 2003, 2002 and 2001......................................................       14

Statements of Cash Flows for the years ended March 31, 2003, 2002, and 2001..................       15

Notes to Financial Statements................................................................       16

Financial Statement Schedule II - Valuation and Qualifying Accounts..........................       37

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Barrister Global Services Network, Inc.
Buffalo, New York

We have audited the accompanying balance sheets of Barrister Global Services Network, Inc. (the "Company") as of March 31, 2003 and 2002, and the related statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended March 31, 2003. Our audits also included the financial statement schedule listed in the Index at
Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Barrister Global Services Network, Inc. as of March 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Buffalo, New York
June 3, 2003

BARRISTER GLOBAL SERVICES NETWORK, INC.
BALANCE SHEETS
(In thousands, except share data)

                                                                                        March 31
                                                                                -----------------------
                                                                                  2003           2002
                                                                                -----------------------
ASSETS
CURRENT ASSETS:
   Cash and equivalents                                                         $  1,630       $  1,222
   Short term investments                                                          1,155          1,040
   Accounts receivable, less allowance for doubtful accounts of
         $120 at 2003 and $125 at 2002                                             1,272          1,289
   Service parts inventory                                                           575            933
   Prepaid expenses                                                                   29             23
   Income taxes                                                                       82            487
                                                                                --------       --------
                     Total current assets                                          4,743          4,994
                                                                                --------       --------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, AT COST:
   Computer and other equipment                                                    1,216          1,042
   Furniture and fixtures                                                            360            546
   Leasehold improvements                                                             63            247
                                                                                --------       --------
                                                                                   1,639          1,835
   Less accumulated depreciation                                                     799          1,448
                                                                                --------       --------
                     Net equipment and leasehold improvements                        840            387
                                                                                --------       --------
MARKETABLE SECURITIES                                                                  -          1,730
GOODWILL                                                                           2,192              -
INTANGIBLE ASSETS                                                                    168              -
DEFERRED TAX ASSETS                                                                   77              -
OTHER ASSETS                                                                          47             25
                                                                                --------       --------
                                                                                $  8,067       $  7,136
                                                                                ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current installments of long-term debt
         ($265 at 2002 to a related party)                                      $    870       $    307
   Accounts payable                                                                  551            761
   Accrued compensation and benefits                                                 527            677
   Customer advances and unearned revenue                                          1,230            661
   Other accrued expenses                                                             55            152
                                                                                --------       --------
                     Total current liabilities                                     3,233          2,558
                                                                                --------       --------
DEFERRED COMPENSATION                                                                175            267
LONG-TERM DEBT, EXCLUDING CURRENT INSTALLMENTS                                       835             27
COMMITMENTS AND CONTINGENCIES                                                          -              -
STOCKHOLDERS' EQUITY:
   Preferred stock, authorized 2,000,000 shares                                        -              -
   Common stock, $.24 par value. Authorized 20,000,000 shares;
         11,944,963 shares issued                                                  2,867          2,867
   Additional paid-in capital                                                     23,025         23,028
   Accumulated deficit                                                           (21,973)       (21,550)
   Treasury stock at cost, 43,637 shares                                             (27)           (61)
   Note receivable for treasury shares issued                                        (24)             -
   Accumulated other comprehensive loss                                              (44)             -
                                                                                --------       --------
                     Total stockholders' equity                                    3,824          4,284
                                                                                --------       --------
                                                                                $  8,067       $  7,136
                                                                                ========       ========

See accompanying notes to financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.
STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                                    Year Ended March 31
                                                            ------------------------------------
                                                              2003           2002         2001
                                                            ------------------------------------
REVENUES                                                    $13,335        $ 12,845     $ 11,085

COSTS AND EXPENSES:
   Cost of services                                          10,196          10,108        8,431
   Selling, general and administrative expenses               4,063           4,521        3,236
                                                            -------        --------     --------
OPERATING LOSS                                                 (924)         (1,784)        (582)
                                                            -------        --------     --------

OTHER EXPENSE (INCOME):
   Interest to related party                                      5              33           80
   Other interest income                                        (78)           (212)        (273)
   Common stock received from demutualization                  (428)              -            -
                                                            -------        --------     --------
         Total other income                                    (501)           (179)        (193)
                                                            -------        --------     --------
LOSS FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                        (423)         (1,605)        (389)

Income tax benefit                                                -            (487)        (192)
                                                            -------        --------     --------
LOSS FROM CONTINUING OPERATIONS                                (423)         (1,118)        (197)

DISCONTINUED OPERATIONS:
   Gain from sale of discontinued operations
      net of income taxes of $1,872                               -               -        2,064
                                                            -------        --------     --------
NET (LOSS) EARNINGS                                         $  (423)       $ (1,118)    $  1,867
                                                            =======        ========     ========
BASIC AND DILUTED (LOSS) EARNINGS PER COMMON SHARE:
   Continuing operations                                    $  (.04)       $   (.09)    $   (.02)
   Discontinued operations                                      .00             .00          .18
                                                            =======        ========     ========
         Total                                              $  (.04)       $   (.09)    $    .16
                                                            =======        ========     ========
Weighted average number of common shares outstanding:
         Basic and diluted                                   11,892          11,937       11,922
                                                            =======        ========     ========

See accompanying notes to financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share data)

                                                                Year Ended March 31
                                                       ------------------------------------
                                                         2003            2002        2001
                                                       ------------------------------------
COMMON STOCK:
   Beginning balance                                   $  2,867        $  2,867    $  2,846
   Issuance of 88,407 shares                                  -               -          21
                                                       --------        --------    --------
         Ending balance                                   2,867           2,867       2,867
                                                       --------        --------    --------
ADDITIONAL PAID-IN CAPITAL:
   Beginning balance                                     23,028          23,028      23,005
   Issuance of common shares                                  -               -          23
   Sale of 56,363 treasury shares                            (3)              -           -
                                                       --------        --------    --------
         Ending balance                                  23,025          23,028      23,028
                                                       --------        --------    --------
ACCUMULATED DEFICIT:
   Beginning balance                                    (21,550)        (20,432)    (22,299)
   Net (loss) earnings                                     (423)         (1,118)      1,867
                                                       --------        --------    --------
         Ending balance                                 (21,973)        (21,550)    (20,432)
                                                       --------        --------    --------
TREASURY STOCK:
   Beginning balance                                        (61)              -           -
   Acquisition of 100,000 shares                              -             (61)          -
   Sale of 56,363 treasury shares                            34               -           -
                                                       --------        --------    --------
         Ending balance                                     (27)            (61)          -
                                                       --------        --------    --------
OTHER:
   Beginning balance                                          -               -           -
   Note receivable for treasury shares issued               (24)              -           -
                                                       --------        --------    --------
         Ending balance                                     (24)              -           -
                                                       --------        --------    --------
ACCUMULATED OTHER COMPREHENSIVE LOSS:
   Beginning balance                                          -               -           -
   Unrealized loss, net of tax                              (44)              -           -
                                                       --------        --------    --------
         Ending balance                                     (44)              -           -
                                                       --------        --------    --------
TOTAL STOCKHOLDERS' EQUITY                             $  3,824        $  4,284    $  5,463
                                                       ========        ========    ========
COMPREHENSIVE (LOSS) INCOME:
   Net (loss) earnings                                 $   (423)       $ (1,118)   $  1,867
   Unrealized loss, net of tax                              (44)              -           -
                                                       --------        --------    --------
         Comprehensive (loss) income                   $   (467)       $ (1,118)   $  1,867
                                                       ========        ========    ========

See accompanying notes to financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.
STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                  Year Ended March 31
                                                                           --------------------------------
                                                                             2003         2002        2001
                                                                           --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) earnings                                                     $  (423)     $(1,118)    $ 1,867
   Adjustments to reconcile net (loss) earnings to net cash
      (used) provided by operating activities:
         Depreciation                                                          199          167         159
         Amortization                                                           51            -           -
         Deferred income taxes                                                   -         (158)      1,146
         Gain on sale of discontinued operations                                 -            -      (3,936)
         Common stock received from demutualization                           (428)           -           -
         Write-off of note receivable                                            7           50           -
         Loss on disposal of equipment                                           -           27           -
         Changes in current assets and liabilities of continuing
            operations:
               Accounts receivable                                             417          616        (971)
               Service parts inventory                                         358          477         324
               Prepaid expenses                                                 (2)           1         (15)
               Income taxes                                                    328         (329)          -
               Accounts payable                                               (338)         152        (466)
               Accrued compensation and benefits                              (855)         349        (194)
               Customer advances and unearned revenue                          539          (71)         34
               Other accrued expenses                                         (136)           4          93
                                                                           -------      -------     -------
                  Net cash (used) provided by operating activities            (283)         167      (1,959)
                                                                           -------      -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to equipment and leasehold improvements                          (511)         (87)       (294)
   Net proceeds from sale of discontinued operations                             -            -       7,097
   Acquisition costs, net of cash received                                    (713)           -           -
   Purchase of investments                                                  (1,619)      (3,985)     (6,753)
   Sale or maturity of investments                                           3,619        4,468       3,500
   Other                                                                       (18)           -           -
                                                                           -------      -------     -------
                  Net cash provided by investing activities                    758          396       3,550
                                                                           -------      -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                                281            -         152
   Repayment of note payable                                                     -            -        (264)
   Repayment of long-term debt                                                (348)        (445)       (607)
   Proceeds from sale of common stock                                            -            -          44
                                                                           -------      -------     -------
                  Net cash used by financing activities                        (67)        (445)       (675)
                                                                           -------      -------     -------
Net increase in cash from continuing operations                                408          118         916
Net increase in cash from discontinued operations                                -            -          27
                                                                           -------      -------     -------
NET INCREASE IN CASH AND EQUIVALENTS                                           408          118         943
CASH AND EQUIVALENTS AT BEGINNING OF YEAR                                    1,222        1,104         161
                                                                           -------      -------     -------
CASH AND EQUIVALENTS AT END OF YEAR                                        $ 1,630      $ 1,222     $ 1,104
                                                                           =======      =======     =======

Supplemental disclosure of cash flow information (See Note 12)

See accompanying notes to financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS

         (1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              (a) NATURE OF ORGANIZATION - Barrister Global Services Network,
                  Inc. provides a variety of IT services for a broad range of multi-vendor computer related equipment, including personal computers and equipment generally attached to LANs, point of sale terminals and related equipment, and on-site, mission-critical repair, depot repair and warranty repair services. This comprehensive maintenance and warranty service is done on a contractual and time and materials basis. These services are provided through a network of service locations throughout North America and include the services previously provided by Advantage Innovation, Inc., a business acquired by the Company in July 2002 (See Note 2).

                  The Company formerly also provided software products, development and support for Windows-based client/server software for law and related professional service firms. As further described in Note 3, the Company sold the software segment in May 2000. The accompanying financial statements separately reflect the software business as a discontinued operation.

              (b) BASIS OF PRESENTATION - The preparation of financial
                  statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              (c) REVENUE RECOGNITION - Revenues from hardware maintenance contracts are recognized on a monthly basis over the term of the contract which generally corresponds to the timing of cost incurred. Time and material services revenue is recognized as the service is provided.

              (d) CASH AND EQUIVALENTS, SHORT TERM INVESTMENTS, AND MARKETABLE
                  SECURITIES - Cash and equivalents consist of cash and liquid debt instruments with maturity of three months or less from the date of purchase. Cash and equivalents are stated at cost plus accrued interest, which approximates market value. Short-term investments and marketable securities are classified as held-to-maturity securities based on the Company's ability and intent to hold the securities until maturity or available-for-sale securities if sale is imminent. The held-to-maturity securities are recorded at amortized cost adjusted for the accretion of discounts or cost plus accrued interest. The available-for sale securities are carried at current fair value with the net unrealized gains or losses, if any, reported as a separate component of stockholders' equity, net of tax.

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

              (g) STOCK-BASED COMPENSATION - In December 2002, Statement of
                  Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transaction and Disclosure," was issued. SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition SFAS No. 148 requires expanded and more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. As permitted in those standards the Company has elected to continue to follow recognition provisions of Accounting Principles Board Opinion No 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock based compensation.

                  No employee stock based compensation expense was recorded for the years ended March 31, 2003, 2002, and 2001, since options have been granted with exercise prices equal to the market value per share. Had the Company determined compensation cost based on the fair value of options at grant date, the reported net loss from continuing operations for 2003, 2002, and 2001 would be increased by $115,000, $123,000 and $207,000, respectively, resulting in a $(0.05), $(0.10), and $(0.03) loss per share from continuing operations for 2003, 2002, and 2001, respectively.

                  The weighted average fair value of options granted for 2003, 2002, and 2001 was $0.23, $0.24, and $0.52, respectively. The per share weighted average fair values of stock options granted was computed using the Black Scholes option-pricing model with the following assumptions:

                                         2003              2002        2001
                                         -----------------------------------
Risk-free interest rate                  2.57%            4.69%        5.22%
Price volatility                         40.5%            41.7%        42.0%
Dividend yield                              0%               0%           0%
Expected term in years                      7                7            7

              (h) FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amount of financial instruments is a reasonable estimate of their fair value, except for the debt due BIS Partners, L.P. (Note 5) for which it is not practicable to estimate its fair value.

              (i) PER SHARE DATA AND EARNINGS PER SHARE - Basic net earnings
                  (loss) per share amounts are based on the weighted average number of common shares outstanding. Diluted earnings per share includes the impact, when dilutive, of stock options and warrants assumed to be exercised using the treasury stock method.

              (j) NEW ACCOUNTING STANDARDS - The Company adopted SFAS No. 141,
                  "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" on April 1, 2002. SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment approach. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and it expands the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No. 141 and No. 144 did not have any effect on the financial statements. Goodwill and other intangible assets subject to SFAS No. 142 were approximately $2,360,000 as of March 31, 2003 attributed to the purchase of Advantage on July 15, 2002. No goodwill existed prior to the acquisition of Advantage.

                  Other recently issued statements by the Financial Accounting Standards Board ("FASB") that are applicable to the Company have little or no immediate effect and will have an effect in the future only in the event the Company enters into transactions governed by those statements. Those statements included SFAS No. 143, "Accounting for Asset Retirement Obligations"; SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB

                  Statement No. 13 (leases), and Technical Corrections"; and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities".

         (2)  BUSINESS ACQUISITION

              On July 15, 2002, the Company acquired all of the outstanding stock of Advantage Innovation, Inc. ("Advantage") for $1,200,000 in cash and future consideration of two contingent payments due on the first and second anniversaries of the closing. The Stock Purchase Agreement with Advantage provided for future contingency payments based on earnings. The Company had accrued $1,250,000 as of December 31, 2002 for the first contingency payment which would have been due on July 31, 2003. In January 2003 the parties to the Stock Purchase Agreement executed an amendment to the agreement which removed the previous contingent payment provisions and replaced them with installment payment provisions due July 31, 2003 and July 31, 2004 for $1,250,000 each, unless certain conditions are not met in which event each of the payments would be reduced to $719,000. Consequently the Company accrued an additional $188,000 in the fourth quarter of fiscal 2003 for a total of $1,438,000. This amount has been disclosed as a non cash investing activity in the statement of cash flows (See Note 12). In the event that all of the contingencies related to the installment payments are met the Company would accrue up to $2,500,000. Advantage was a privately held technical and computer services firm located in New Orleans, Louisiana performing repair services on personal computers and home appliances for insurance companies who provide warranties on such equipment. The acquisition has been accounted for as a purchase and, accordingly, the operating results of Advantage have been included in the Company's financial statements since the date of acquisition. The assets acquired and liabilities assumed were recorded at estimated fair values based on fair values at the date of acquisition. Liabilities assumed in this acquisition were $810,000. The excess of the purchase price over fair value of the net assets acquired was approximately $2,411,000, of which $219,000 was allocated to identifiable intangible assets and $2,192,000 has been allocated to goodwill. The Company had an independent valuation performed for the intangible assets associated with the acquisition. These assets are included in other assets on the balance sheet. The pro forma results for the years ended March 31, 2003 and March 31, 2002, had the acquisition occurred at the beginning of the period, are as follows: Revenues of $14,371,000 and $16,651,000 respectively; Net loss of $359,000 and $998,000 respectively; and net loss per common share, basic and diluted of $ .03 and $.08 respectively. The pro forma amounts do not purport to be indicative of the actual results that would have occurred had the transaction been consummated on April 1, 2001 or of the future results of operations which will be obtained as a result of the consummation of the transaction.

         (3)  DISCONTINUED OPERATIONS

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

         (4)  SHORT TERM INVESTMENTS AND MARKETABLE SECURITIES

              In June 2002 the Company received 14,159 shares of Principal Financial Group, Inc. common stock issued to the Company in connection with the demutualization of Principal. The shares issued pertained to the Company's defined benefit pension plan which had been terminated in 1991. The value of these shares was recorded in total other income and subsequent changes in the fair market value of the shares is shown in accumulated other comprehensive loss, as the asset is considered to be an available-for-sale security.

              Other short-term investments consist of certificates of deposits and/or corporate debt instruments. These short-term investments are classified as held-to-maturity securities based on the Company's ability and intent to hold the securities until maturity. The securities have a term of less than one year and are recorded at amortized cost adjusted for the accretion of discounts or cost plus accrued interest. The carrying value of these short term investments approximates its fair value.

              Marketable securities consisted of mortgage-backed securities and/or corporate debt instruments and were expected to mature in less than two years. All these securities were repaid during fiscal 2003.

         (5)  NOTE PAYABLE AND LONG-TERM DEBT

              A summary of long-term debt follows:

                                                             March 31
                                                       --------------------
                                                        2003           2002
                                                       --------------------
                                                          (In thousands)
Term note with BIS Partners, L.P. (BIS)                $    -          $265
Amount due for acquisition (Note 2)                     1,438             -
Other                                                     267            69
                                                       ------          ----
     Total long term debt                               1,705           334
Less current installments                                 870           307
                                                       ------          ----
Long-term debt, excluding current installments         $  835          $ 27
                                                       ======          ====

              The BIS term note was paid in full during fiscal 2003. BIS was 87.5% owned either directly or beneficially by certain officers and directors of the Company. These same officers and directors owned approximately 30% of the Company's common stock.

              The amount due for acquisition represents two unconditional installment payments of $719,000 each, payable on July 31, 2003 and July 31, 2004 respectively under the revised Stock Purchase Agreement with Advantage as explained in note 2 above.

              Payments on long-term debt are estimated to be due as follows:

Year Ending March 31                                        Amount (in thousands)
--------------------                                        ---------------------
       2004                                                       $   870
       2005                                                           805
       2006                                                             9
       2007                                                            11
       2008                                                            10
                                                                  -------
                                                                  $ 1,705
                                                                  =======

         (6)  GOODWILL AND OTHER INTANGIBLES

              The acquisition of Advantage resulted in goodwill of $2,192,000 and other intangible assets of $168,000 net of amortization, at March 31, 2003. As discussed in note 2, in the event the contingencies related to the installment payments under the revised purchase agreement are met the

              Company would accrue up to an additional $1,062,000 in goodwill for this acquisition in the future. The Company reviews goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Additionally, goodwill is reviewed annually for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." If an event occurs which would cause the Company to revise its estimates and assumptions used in analyzing the value of goodwill or other intangibles, such revision could result in an impairment charge that could have a material impact on its financial results.

              A summary of the components of intangible assets (in thousands) as of March 31, 2003 is as follows:

                                                    Life         Gross Carrying         Accumulated    Net Carrying
     Description                                   (years)          Amount              Amortization      Amount
     -----------                                   -------       --------------         ------------   ------------
Customer list                                         3             $    65               $     15       $     50
Employment agreements                                 2                  47                     17             30
Non-compete agreement                                 4                 107                     19             88
                                                                    -------               --------       --------
Total                                                               $   219               $     51       $    168
                                                                    =======               ========       ========

              Amortization expense for the period ended March 31, 2003 was $51,000. The estimated amortization expense is $72,000, $56,000, $33,000 and $7,000 for fiscal years 2004, 2005, 2006 and 2007, respectively.

         (7)  STOCK OPTIONS AND WARRANTS

              The Company has stock incentive plans to which it has allocated 1,424,000 shares of its authorized common stock as of March 31, 2003. Under the plans, options are granted to key employees and directors at prices determined by the Compensation Committee of the Board of Directors but not at a price less than the stock's market value at date of grant. The options granted may qualify as incentive stock options and are exercisable over a period of ten years.

              A summary of stock option activity follows:

                                                                   2003                      2002                    2001
                                                        -------------------------------------------------------------------------

                                                          Shares       Weighted     Shares       Weighted     Shares     Weighted
                                                        Subject to     Average    Subject to     Average    Subject to   Average
                                                          Options      Exercise     Options      Exercise     Options    Exercise
                                                        (thousands)     Price     (thousands)     Price     (thousands)   Price
                                                        -------------------------------------------------------------------------
Outstanding beginning of year                                982       $   0.75       574        $   1.10       910      $   1.05
Granted                                                      113           0.49       595            0.47       115          0.97
Cancelled                                                   (275)          1.10      (187)           0.93      (362)         1.07
Exercised                                                      -              -         -               -       (89)         0.50
                                                            ----                     ----                      ----
Outstanding end of year                                      820           0.60       982            0.75       574          1.10
                                                            ====                     ====                      ====
Exercisable at year end                                      289            .83       402            1.09       354          1.02
                                                            ====                     ====                      ====
Reserved for grant, end of year                               95                       73                       163
                                                            ====                     ====                      ====

              At March 31, 2003, the range of exercise prices and weighted average remaining contractual life of outstanding options was $.44 - $1.63 and 6.3 years, respectively.

              The following warrants are outstanding at March 31, 2003:

Number of Shares     Exercise Price    Expiration Date
----------------     --------------    ---------------
    450,000               1.93         August 31, 2005

              The warrants were issued on August 31, 1995 when the Company entered into a modification agreement in which BIS agreed to forgive $450,000 in debt.

         (8)  PENSION AND SAVINGS PLAN

              The Company has a defined contribution retirement plan covering all eligible employees. The Company partially matches employee contributions to the Plan. Expense under the plan was $25,000 in 2003, $25,000 in 2002 and $27,000 in 2001.

         (9)  INCOME TAXES

              The composition of income tax expense (benefit) for continuing operations is as follows:

                  ------------------------------------------
                      2003          2002           2001
                  ------------------------------------------
                               (In thousands)
Current:
   Federal        $       (57)   $      (329)   $      (215)
   State                  (24)             -            (25)
                  -----------    -----------    -----------
                          (81)          (329)          (240)
                  -----------    -----------    -----------

Deferred:
   Federal                 57           (134)            43
   State                   24            (24)             5
                  -----------    -----------    -----------
                           81           (158)            48
                  -----------    -----------    -----------
                  $         -    $      (487)   $      (192)
                  ===========    ===========    ===========

              The current tax benefit recorded in 2001 resulted from the offset of the operating loss against the gain realized on the sale of the Company's software business in that year. The current tax benefits recorded in 2002 and 2003 are based on the estimated refunds of taxes paid in 2001 by carrying back the fiscal 2003 and 2002 operating losses. The deferred tax expense recorded in 2001 resulted from the reversal of certain deductible temporary differences during that year. The deferred tax benefit recorded in 2002 was based on the amount of deferred tax assets which were expected to be realized from the carryback of future tax expenses from the reversal of certain deductible temporary differences. The deferred tax expense recorded in 2003 is based on the Company's ability to realize current tax benefits from the deferred tax assets recognized in the prior year.

              Total income taxes differ from the amount computed by applying the Federal statutory rate (34%) to the loss from continuing operations as follows:

                                          ---------------------------------------
                                              2003         2002           2001
                                          ---------------------------------------
                                                      (In thousands)
Income taxes at federal statutory rate    $     (144)   $     (546)   $     (132)
State tax effect                                 (16)          (24)          (16)
Change in valuation allowance                    157            81           (51)
Other                                              3             2             7
                                          ----------    ----------    ----------
                                          $        -    $     (487)   $     (192)
                                          ==========    ==========    ==========

              The components of deferred tax assets (computed using an expected effective tax rate) are as follows:

                                                         March 31
                                              ------------------------------
                                                2003                 2002
                                              ------------------------------
                                                     (In thousands)
Net operating loss carryforward               $    710             $     244
Tax credit carryforward                             77                     -
Inventory write downs                               95                   255
Depreciation                                         -                    52
Vacation pay                                        39                    57
Bad debt allowance                                  46                    46
Deferred compensation                              100                   154
Common stock received from demutualization        (163)                    -
Other                                               21                    41
                                              --------             ---------
Net deferred tax asset                             925                   849
Less valuation allowance                           848                   691
                                              --------             ---------
                                              $     77             $     158
                                              ========             =========

              The Company's net operating loss carryforward, totaling $1,869,000, is composed of the tax loss for the current year, less the amount carried back for the refund plus pre-ownership change losses, which can be utilized at the rate of $80,000 per year through 2009. The tax credit carryforward is based on alternative minimum taxes incurred.

              Based on the consideration of the weight of both positive and negative evidence as required by Statement of Financial Accounting Standards No. 109, management has determined that it is more likely than not that a portion of the deferred tax assets at March 31, 2003 will not be realized. As a result, the Company has reserved for the tax effect of net deductible temporary differences and the net operating loss carryforward. These benefits will be recorded in future periods as they are realized or as their realization becomes predictable.

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

         (10) LEASE COMMITMENTS

              The Company conducts its operations from leased facilities and uses certain equipment primarily under operating lease arrangements. Real estate taxes, insurance, and maintenance expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced. Total rental expense for continuing operations was $500,000 in 2003, $368,000 in 2002 and $381,000 in 2001.

              On June 18, 2002 the Company entered into a 10 year operating lease agreement for the construction and occupancy of a new corporate operations center and headquarters in Buffalo, New York. The Company took possession of the facility on February 1, 2003 with the commencement of rental payments.

              Future minimum rental payments for continuing operations required under leases that have initial or remaining noncancellable lease terms in excess of one year are: $479,000 in 2004, $436,000 in 2005, $382,000 in 2006, $339,000 in 2007, $344,000 in 2008, and
              $1,786,000 for 2009 through 2013.

         (11) SEGMENT INFORMATION AND MAJOR CUSTOMERS

              Since the sale of the software business in fiscal 2001 the Company operates in a single business segment.

              During fiscal 2003 no customer accounted for more that 10% of revenues. In 2002 sales to the Company's largest three customers accounted for 36% of total revenues. In 2001 one customer accounted for 11% of revenues from continuing operations. The Company performs hardware maintenance services for end users under various subcontracts from these customers. These subcontracts can be canceled with 30 days notice.

         (12) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                      -------------------------------------
                                                         2003        2002            2001
                                                      -------------------------------------
                                                                (In thousands)
Interest paid                                         $      30   $       47       $    108
Income taxes paid                                             -           34            425

Non-cash investing and financing activities:
Acquisition of treasury shares for note receivable            -           61              -
Sale of treasury shares for note receivable                  31            -              -
Amount due for acquisition                                1,438            -              -

         (13) CONTINGENCIES

              The Company is a party to various legal proceedings incidental to its business. Management believes that none of these legal proceedings will have a material adverse effect on the Company's financial position, results of operations or liquidity.

         (14) QUARTERLY FINANCIAL DATA (UNAUDITED)

              The following is a summary of quarterly financial data for the fiscal years ended March 31, 2003 and March 31, 2002.

                                         ---------------------------------------------------------------
                                          First         Second        Third       Fourth
                                         Quarter        Quarter      Quarter      Quarter           Year
                                         ---------------------------------------------------------------
                                                                 (In thousands)
2003
  Revenues                               $   3,113     $   3,893   $    3,188    $  3,141      $  13,335
  Gross margin                                 660         1,063          897         519          3,139
  Operating (loss) profit                     (273)           12         (136)       (527)          (924)
  Net profit (loss)                            115(1)         20          (43)       (515)          (423)
  Net profit (loss) per common share,
      basic and diluted                        .01           .00         (.00)       (.04)          (.04)
2002
  Revenues                               $   3,043     $   3,084   $    3,296    $  3,422      $  12,845
  Gross margin                                 771           785          857         324          2,737
  Operating loss                              (118)         (148)        (100)     (1,418)(2)     (1,784)
  Net loss                                     (43)          (65)         (33)       (977)        (1,118)
  Net loss per common share, basic
      and diluted                             (.00)         (.01)        (.00)       (.08)          (.09)

              (1) The net profit for the first quarter includes $428,000 of Principal Financial Group common stock received as other income in connection with the demutualization of Principal as explained in note 4.

              (2) The increase in the fourth quarter operating loss for 2002 resulted from the recording of certain non-recurring expenses incurred in that quarter of $753,000. These expenses consisted of additional salary costs during the transition period to our new CEO, relocation expenses for our new CEO, the present value of a deferred compensation arrangement with our former CEO, and a settlement agreement reached with a former Vice President regarding his employment contract. In addition a provision of $532,000 for service parts inventory deemed to be excess to the Company's needs was recorded in the fourth quarter of 2002. These additional non-recurring costs in the fourth quarter amounted to $1,285,000 or 10% of fiscal 2002 revenues.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Item is not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Name                 Age                         Position
       ----                 ---                         --------
Henry P. Semmelhack         66    Chairman of the Board of Directors
William O. Bray             53    President, Chief Executive Officer and Director
Richard P. Beyer            56    Senior Vice President, Chief Financial Officer and Director
John S. Bowers, III         25    Senior Vice President and Chief Operating Officer
Russell J. Matuszak         35    Secretary and General Counsel
Kathleen M. Ryan            45    Vice President of Marketing
Joseph A. Alutto            62    Director
Franklyn S. Barry, Jr.      63    Director
Warren E. Emblidge, Jr.     60    Director
Richard E. McPherson        70    Director
James D. Morgan             66    Director

Henry P. Semmelhack served as the Company's Chairman of the Board of Directors, Chief Executive Officer and President since its incorporation in 1982. He retired from the positions of Chief Executive Officer and President in March 2002. Semmelhack was one of the founders of Comptek Research, Inc. and served as a Director of Comptek prior to its acquisition by Northrup Grumman Corporation in 2000. Previously, he served as Comptek's Chairman of the Board, Chief Executive Officer and President. Semmelhack is also a Director of Merchants Group, Inc. and a member of the Board of Directors for the Service Industry Association.

William O. Bray joined the Company in January, 2002 as its President, Chief Executive Officer and Director. Previously he served as President and Chief Operating Officer of Hitachi Innovative Solutions Corporation, a wholly owned subsidiary of Hitachi, Ltd. Prior to the Hitachi position he was Vice President, Outsourcing Solutions and Managed Services of NCR Corporation. Mr. Bray has also held executive management positions with UNISYS Corporation and COMDISCO, Inc. He holds a Ph.D. in business administration from California Coast University and has taught at the University level.

Richard P. Beyer is Senior Vice President-Finance, Chief Financial Officer, Treasurer and a Director of the Company. He joined Comptek in 1974 and served as its Vice President-Finance and Treasurer prior to assuming those positions with the Company in 1982.

John S. Bowers, III joined the Company in July, 2002 as its Vice President. In January, 2003, he was promoted to the position of Senior Vice President and Chief Operating Officer. Previously, he was CEO and Co-Founder of Advantage Innovation, Inc.

Russell J. Matuszak joined the Company in July, 2000 as its Secretary and General Counsel. Previously he was a Partner in the firm Cavanaugh & Matuszak. He also serves as an adjunct instructor in the Accounting Department at Canisius College, located in Buffalo, New York.

Kathleen Ryan joined the Company as Vice President of Marketing in March 2002. Most recently she was Vice President of Market Planning for NONSTOP Solutions. Prior to that Ryan served in marketing management positions at IBM Corporation in the U.S. and Europe, including Program Director of Global Marketing and Strategy and of Digital Media for the IBM Global Communications Sector. Previously, she held marketing strategy and product management positions at Bell Mobility Inc., Teleglobe Communications Company (formerly Teleglobe Canada) and AT&T Canada (formerly Unitel).

Joseph A. Alutto is Executive Dean of the Professional Colleges for Ohio State University, which includes the Max M. Fisher College of business, of which he is also Dean and Professor of Management. Previously, Dr. Alutto was Dean of the School of Management for the State University of New York at Buffalo, a position which he held for 14 years. Dr. Alutto also serves as a member of the Board of Directors for United Retail Group, Inc. and Nationwide Financial Services Inc.

Franklyn S. Barry, Jr. was President and Chief Executive Officer of Aethlon Medical, Inc. and of its predecessor Hemex, Inc., both developers of medical devices, until his retirement in June 2001. Previously, he was President of Sheridan Companies, a consumer products manufacturer, and President of Ingram Software, a wholesale distributor of personal computer products. Earlier, Barry was President of Fisher Price Toys. He has been a Director of Aethlon Medical since 1999, and of Merchants Mutual Insurance Company since 1981. He was also a Director of Merchants Insurance Group, Inc. from 1986 to 1994.

Warren E. Emblidge, Jr. has been President of S.J. McCullagh, Inc. an importer, roaster and distributor of coffee and related products, from 1986 to present. In 1989, Emblidge founded McCullagh Food Services, LLP, a distributor of coffee and related products for the Canadian marketplace. In 1995, McCullagh International, Inc. was formed. McCullagh International, Inc. holds a license from the government of Vietnam, entitling the Company to grow, mill, roast and export coffees from Vietnam. Previously, Emblidge served in various executive positions at Goldome FSB/Buffalo Savings Bank, including Executive Vice President of Goldome Realty Credit Corporation, President of Goldome Corporation and Group Vice President of Buffalo Savings Bank.

Richard E. McPherson served as Vice President of the Company since its incorporation in 1982 until 1995 when he retired. He was one of the founders of Comptek Research, Inc. and served as Vice President of that company prior to April 1982.

James D. Morgan retired from Logicon Comptek Federal Systems, Inc. in 2002, where he served as Vice President. He served as Vice President of Product Engineering of the Company from 1982 to 1990. He was one of the founders of Comptek Research Inc. and served as a Director of Comptek prior to its acquisition by Northrup Grumman Corporation in 2000.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

Employee directors receive no additional compensation for service on the Board of Directors or its committees. In fiscal 2003, Directors who are not employees received an $8,000 annual retainer, payable semiannually plus a fee of $750 for each Board and committee meeting attended with a $750 maximum per day.

EXECUTIVE COMPENSATION

The following table shows the compensation during each of the Company's last three fiscal years awarded to, earned by, or paid to the Company's Chief Executive Officer and the other most highly compensated officers of the Company whose compensation exceeded $100,000, based on compensation earned during the fiscal year ended March 31, 2003.

                           SUMMARY COMPENSATION TABLE

                                                                          Long Term
                              Annual Compensation                       Compensation
                              -------------------                       ------------
                                                           Other         Securities
        Name and                                           Annual        Underlying   All Other
        Principal         Fiscal                           Compen-        Options/     Compen-
        Position           Year   Salary($)  Bonus($)     sation ($)       SARs (#)   sation ($)
        ---------         ------  ---------  --------     ----------     ----------   ----------
William O. Bray(1)         2003     250,016         -              -              -          231
President and Chief        2002      48,080         -              -        550,000       80,000(2)
Executive Officer

Richard P. Beyer           2003     104,826         -              -         10,000          839
Senior Vice President      2002      99,236         -              -              -          994
Chief Financial Officer    2001      79,976    50,000(3)           -              -          391

John S. Bowers, III(4)     2003      89,397         -              -         20,000          537
Senior Vice President
Chief Operating Officer

Kathleen M. Ryan (5)       2003      99,769    21,000              -         10,000           65
Vice President
Marketing

Charles E. Roberts(6)      2003      83,197         -         51,427(7)       8,000        1,077
Vice President of          2002      66,539         -         73,221(7)                    1,118
National Sales

(1) Dr. Bray became an executive officer of the Company in January 2002.

(2) The amount disclosed was paid in connection with Dr. Bray's relocation expenses.

(3) A one-time bonus which was paid upon the sale of the Software Division to Keystone Solutions, US.

(4) Mr. Bowers became an executive officer of the Company in July 2002 upon the acquisition of Advantage Innovation, Inc.

(5) Ms. Ryan became an executive officer of the Company in March 2002.

(6) Mr. Roberts became an executive officer of the Company in March 2002. Prior thereto, Mr. Roberts served as Director of National Sales for the Company. Mr. Roberts ceased to be an executive officer of the Company and his employment with the Company terminated on November 12, 2002.

(7) The amount disclosed is compensation earned pursuant to a sales incentive plan.

The amounts reported in the compensation table above do not include expenditures made by the Company for insurance benefits. These benefits did not exceed the lesser of $50,000 or 10% of the compensation reported in the table above.

                       STOCK OPTION GRANTS IN FISCAL 2003

The following table contains information relating to stock options granted to the named executive officers in fiscal 2003.

                                                                                                   Potential Realizable Value
                                                                                                   of Assumed Annual Rates
                                                                                                   of Stock Price Appreciation
                                                                                                          For Option Term
                                                                                                          ---------------
                                 Number          % of Total Options
                                of Shares          Granted to All
                               Underlying             Employees       Exercise Price   Expiration
          Name               OptionsGranted        in Fiscal Year        Per Share         Date         5% (1)        10% (1)
          ----               --------------        --------------        ---------     ----------       ------        -------
Richard P. Beyer                  10,000                 8.8%              $0.55          4/1/12        $3,459        $ 8,766
John S. Bowers, III               20,000                17.7%              $0.44         7/15/12        $5,534        $14,025
Kathleen M. Ryan                  10,000                 8.8%              $0.55          4/1/12        $3,459        $ 8,766
Charles E. Roberts                 8,000                 7.1%              $0.55          7/1/12        $2,767        $ 7,012

(1) The dollar amounts in these columns were calculated using an assumed annual compounded growth over the term of the option of 5% and 10%, respectively. Use of this model should not be viewed in any way as a forecast of the future performance of the Company's stock, which will be determined by future events and unknown factors. The closing price of the Common Stock on the American Stock Exchange on March 31, 2003 was $ .33.

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

The following table reflects the number of stock options exercised by the named executive officers in fiscal 2003, the total gain realized upon exercise, the number of stock options held at the end of the year, and the realizable gain of the stock options that are "in-the-money." In-the-money stock options are stock options with exercise prices that are below the year-end stock price because the stock value increased since the date of the grant.

                                                          Number of Securities           Value of Unexercised
                                                         Underlying Unexercised          In-the-Money Options
                                                       Options/SARs at FY-End (#)          at FY-End ($)(1)
                                                       --------------------------          ----------------
                           Shares
                          Acquired         Value
        Name            On Exercise   Realized ($)(1)  Exercisable    Unexercisable   Exercisable   Unexercisable
        ----            -----------   ---------------  -----------    -------------   -----------   -------------
William O. Bray              -               -           60,000          440,000           -              -
Richard P. Beyer             -               -           78,000           10,000           -              -
John S. Bowers, III          -               -                -           20,000           -              -
Kathleen Ryan                -               -                -           10,000           -              -
Charles E. Roberts(2)        -               -                -                -           -              -

(1) Based on the closing price of the common stock on the American Stock Exchange on March 31, 2003, or $.33 per share. The exercise price of the above options exceeds $.33 in all cases.

(2) Mr. Roberts options expired when his employment with the Company ended in November, 2002.

EMPLOYMENT CONTRACTS

The Company entered into an employment contract with William O. Bray in December 2001, commencing January 7, 2002. The annual salary payable under said contract is $250,000. Under the agreement the Company is obligated to make certain prescribed payments in the event the employee is voluntarily or involuntarily terminated. In consideration for these payments, the officer agrees to protect the Company's intellectual property, its proprietary information and not to compete.

The Company entered into an employment contract with John S. Bowers, III effective July 15, 2002 which was subsequently amended in January 2003. The annual salary payable under said contract is $147,680. Under the agreement the Company is obligated to make certain prescribed payments in the event the employee is involuntarily terminated or the Company breaches the agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information as of June 1, 2003 with respect to the beneficial ownership of the Company's Common Stock by all persons or groups (as such terms are used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by the Company to be beneficial owners of more than 5% of its outstanding common stock.

-----------------------------------------------------------------
    NAME AND ADDRESS             NUMBER OF SHARES        PERCENT
           OF                      AND NATURE OF            OF
    BENEFICIAL OWNER          BENEFICIAL OWNERSHIP(1)    CLASS(2)
-----------------------------------------------------------------
   Henry P. Semmelhack             1,812,924(3)            14.96
 761 Willardshire Blvd.
 Orchard Park, NY 14127
-----------------------------------------------------------------
     James D. Morgan                 996,752(4)             8.30
      224 Allen Way
Incline Village, NV 89451
-----------------------------------------------------------------
  Richard E. McPherson               966,887(5)             8.05
    13058 Kirby Road
     Akron, NY 14001
-----------------------------------------------------------------
     Thomas W. Jones                 680,731                5.72
   520 Fairhills Drive
  San Rafael, CA 94901
-----------------------------------------------------------------

(1) The beneficial ownership information presented is based upon information furnished by each person or contained in filings with the Securities and Exchange Commission. Pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or to direct the disposition) with respect to a security whether through any contract, arrangement, understanding, relationship or otherwise. Except as otherwise indicated, the named person has sole voting and investment power with respect to the Common Stock set forth opposite his name.

(2) Percentages have been calculated on the basis of 11,901,326 shares of Common Stock outstanding, plus, as appropriate, shares deemed outstanding pursuant to Rule 13d-3(d)(1).

(3) Includes options to purchase 11,000 shares of Common Stock and warrants to purchase 180,000 shares of Common Stock. Also includes 196,900 shares of Common Stock and warrants to purchase 22,500 shares of Common Stock owned by Mr. Semmelhack's wife. Mr. Semmelhack disclaims any beneficial ownership of such shares.

(4) Includes options to purchase 13,000 shares of Common Stock and warrants to purchase 90,000 shares of Common Stock.

(5) Includes options to purchase 13,000 shares of Common Stock and warrants to purchase 90,000 shares of Common Stock.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth the beneficial ownership of Common Stock of the Company as of June 1, 2003 by each director, each executive officer who is named in the Summary Compensation Table, and by all directors and officers as a group.

                                                NUMBER OF SHARES AND
NAME OF BENEFICIAL OWNER                  NATURE OF BENEFICIAL OWNERSHIP(1)         PERCENT OF CLASS(2)
------------------------                  ---------------------------------         -------------------
Joseph A. Alutto                                         21,000(3)                         *
Franklyn S. Barry, Jr.                                   17,000(3)                         *
Richard P. Beyer                                        271,070(4)                        2.26
William O. Bray                                         167,563(5)                        1.40
John S. Bowers, III                                      26,000                            *
Warren E. Emblidge, Jr.                                  28,000(3)                         *
Richard E. McPherson                                    966,887(6)                        8.05
James D. Morgan                                         996,752(6)                        8.30
Kathleen Ryan                                             2,500(7)                         *
Henry P. Semmelhack                                   1,812,924(8)                       14.96
All directors and officers
  as a group                                          4,315,029(9)                       34.49

*   Less than 1%

(1) The beneficial ownership information presented is based upon information furnished by each person or contained in filings with the Securities and Exchange Commission. Pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or to direct the disposition) with respect to a security whether through any contract, arrangement, understanding, relationship or otherwise. Except as otherwise indicated, the named person has sole voting and investment power with respect to the Common Stock set forth opposite his name.

(2) Percentages have been calculated on the basis of 11,901,326 shares of Common Stock outstanding, plus, as appropriate, shares deemed outstanding pursuant to Rule 13d-3(d)(1).

(3) Includes options to purchase 13,000 shares of Common Stock.

(4) Includes options to purchase 75,500 shares of Common Stock and warrants to purchase 11,250 shares of Common Stock.

(5) Includes options to purchase 60,000 shares of Common Stock

(6) Includes options to purchase 13,000 shares of Common Stock and warrants to purchase 90,000 shares of Common Stock.

(7) Amount consists of options to purchase shares of Common Stock.

(8) Includes options to purchase 11,000 shares of Common Stock and warrants to purchase 180,000 shares of Common Stock. Also includes 196,900 shares of Common Stock and warrants to purchase 22,500 shares of Common Stock owned by Mr. Semmelhack's wife. Mr. Semmelhack disclaims any beneficial ownership of such shares.

(9) Includes options to purchase 294,033 shares of Common Stock and warrants to purchase 393,750 shares of Common Stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of March 31, 2003 regarding shares outstanding and available for issuance under the Company's existing equity compensation plans.

                                                                                                  NUMBER OF SHARES REMAINING
                                     NUMBER OF SHARES TO BE ISSUED   WEIGHTED-AVERAGE EXERCISE  AVAILABLE FOR FUTURE ISSUANCE
                                     UPON EXERCISE OF OUTSTANDING      PRICE OF OUTSTANDING     (EXCLUDING SHARES REFLECTED IN
             PLAN CATEGORY               OPTIONS AND WARRANTS          OPTIONS AND WARRANTS             FIRST COLUMN)
             -------------           -----------------------------   -------------------------  ------------------------------
Equity compensation plans
  approved by security holders               1,270,200                        $1.07                        94,630
Equity compensation plans not
  approved by security holders (1)                   -                            -                             -
                                             ---------                        -----                        ------
     Total                                   1,270,200                        $1.07                        94,630
                                             =========                        =====                        ======

(1) All of the Company's existing equity compensation plans have been approved by shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had a term note with BIS Partners, L.P. ("BIS Partners"), a limited partnership composed of private investors. The term note was secured by Company assets and receivables. Partners in BIS Partners included Company directors Semmelhack, McPherson, Morgan and officer/director Beyer. On March 31, 2002, the balance of the term note was $262,558. The term note was repaid in full during fiscal 2003.

On August 31, 1995, BIS Partners forgave $450,000 of the term debt owed by the Company. At the same time, 450,000 warrants were issued to BIS Partners to purchase up to 450,000 shares of Common Stock. The price per share for purchase of the Common Stock upon exercise of the warrant is $1.9375, the closing price of the Common Stock on August 31, 1995. The warrants expire on August 31, 2005. No warrants have been exercised.

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14 and 15d-14) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

     (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORMS 8-K

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

(b)      Reports on Form 8-K:

         None

(c)      Exhibits:

         The exhibits identified below are filed herewith or incorporated herein by reference to the documents indicated in parentheses:

Exhibit No.                              Description
-----------                              -----------
    2             Asset Purchase Agreement by and among Keystone Solutions US,
                  Inc., Keystone Software PLC and the Registrant (Attached as an
                  appendix to the company's definite Proxy Statement in
                  connection with the special meeting of stockholders held on
                  May 5, 2000).

  2.1 Stock Purchase Agreement, dated July 15, 2002, by and among the Registrant and Advantage Innovation, Inc. and the Shareholders of Advantage Innovation, Inc. (Exhibit to the
                  Company's Report on Form 8-K dated July 15, 2002)

  2.2 Amendment to the Stock Purchase Agreement by and among the Registrant and Advantage Innovation, Inc. and the Shareholders of Advantage Innovation, Inc. dated January 31, 2003 (Exhibit to the Company's Report on Form 10-Q for the quarter ended
                  December 31, 2002).

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

 10.5* Employment Agreement effective as of January 1, 2001 by and between Henry P. Semmelhack and the Registrant.

 10.6*            Amendment to Employment Agreement effective as of January 7,
                  2002 by and between Henry P. Semmelhack and the Registrant.

 10.7* Employment Agreement, executed as of December 19, 2001, by and between William O. Bray and the Registrant.

 10.8* Employment Agreement, executed as July 15, 2002, by and between John S. Bowers and the Registrant.

 10.9*            Amendment to Employment Agreement effective as of January 15,
                  2003 by and between John S. Bowers, III and the Registrant.

 23*              Deloitte & Touche consent regarding form S-8

 99*              Certification of President and Chief Executive Officer and
                  Senior Vice President, Finance (Principal Financial Officer) to 18 U. S. C. section 1350, as adopted pursuant to section
                  906 of the Sarbanes-Oxley act of 2002

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

                     BARRISTER GLOBAL SERVICES NETWORK, INC.

DATE: June 24, 2003             By: /s/ William O. Bray
                                    -------------------
                                    William O. Bray, President
                                    and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signatures                                      Title                                        Date
       ----------                                      -----                                        ----
/s/ Henry P. Semmelhack                 Chairman of the Board of Directors                      June 24, 2003
-----------------------
Henry P. Semmelhack

/s/ William O. Bray                     President, and Chief Executive Officer                  June 24, 2003
-------------------
William O. Bray

/s/ Richard P. Beyer                    Senior Vice President and Chief Financial Officer       June 24, 2003
--------------------
Richard P. Beyer

/s/ Joseph A. Alutto                    Director                                                June 24, 2003
---------------------
Joseph A. Alutto

/s/ Franklyn S. Barry, Jr.              Director                                                June 24, 2003
--------------------------
Franklyn S. Barry, Jr.

/s/ Warren E. Emblidge, Jr.             Director                                                June 24, 2003
---------------------------
Warren E. Emblidge, Jr.

/s/ Richard E. McPherson                Director                                                June 24, 2003
------------------------
Richard E. McPherson

/s/ James D. Morgan                     Director                                                June 24, 2003
-------------------
James D. Morgan

CERTIFICATIONS

I, William O. Bray, certify that:

1. I have reviewed this annual report on Form 10K of Barrister Global Services Network, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which periodic reports are being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

                  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditor and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 24, 2003                          By:     /s/ William O. Bray
                                                 -------------------------------
                                                          William O. Bray
                                                           President and
                                                      Chief Executive Officer

CERTIFICATIONS

I, Richard P. Beyer, certify that:

1. I have reviewed this annual report on Form 10K of Barrister Global Services Network, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which periodic reports are being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

                  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditor and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 24, 2003                        By: /s/   Richard P. Beyer
                                               ------------------------------
                                                      Richard P. Beyer
                                               Senior Vice President, Finance
                                                (Principal Financial Officer)

BARRISTER GLOBAL SERVICES NETWORK, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

                                              Balance at         Additions       Write-offs           Balance
                                              beginning      charged to costs     charged             at end
         Description                          of period        and expenses     to allowance         of period
         -----------                          ---------        ------------     ------------         ---------
Allowance for doubtful accounts:

   Year ended March 31, 2001                 $       250        $        25     $        115       $         160
                                             -----------        -----------     ------------       -------------

   Year ended March 31, 2002                 $       160        $         -     $         35       $         125
                                             -----------        -----------     ------------       -------------

   Year ended March 31, 2003                 $       125        $        47(1)  $         52       $         120
                                             -----------        -----------     ------------       -------------
                                                                               -

Allowance for inventory
obsolescence: (2)

   Year ended March 31, 2001                 $       450        $       611     $        661       $         400
                                             -----------        -----------     ------------       -------------

   Year ended March 31, 2002                 $       400        $     1,132     $        862       $         670
                                             -----------        -----------     ------------       -------------

   Year ended March 31, 2002                 $       670        $       480     $        900       $         250
                                             -----------        -----------     ------------       -------------

(1)  Amount acquired from acquisition of Advantage Innovation Inc. in July 2002

(2)  The allowance is included in inventory in the balance sheets