Form 10QSB
period 2003-06-30
BARRISTER GLOBAL SERVICES NETWORK INC
filed 2003-08-14
CIK 754128

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended                   June 30, 2003
                  -----------------------------------------------------


Commission File Number         0-14063
                       ------------------------------------------------


                     BARRISTER GLOBAL SERVICES NETWORK, INC.
             (Exact name of Registrant as specified in its charter)



           Delaware                                          16-1176561
(State or other jurisdiction of                          (I.R.S. Employer
incorporation of organization)                           Identification No.)


 186 Exchange Street, Buffalo, New York                        14204
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code  (716) 845-5010
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

                                     Yes  X       No
                                         ---         ---

          Class                               Outstanding at July 31, 2003
   ---------------------                   ---------------------------------
   Common $.24 Par Value                          11,901,326 Shares

BARRISTER GLOBAL SERVICES NETWORK, INC.



                                      INDEX


                                                                                                    PAGE
                                                                                                   NUMBER
                                                                                                   ------
PART I. FINANCIAL INFORMATION

         Item 1.     Financial Statements

         Condensed Balance Sheets at June 30, 2003
         and March 31, 2003    .................................................................      3

         Condensed Statements of Operations -
         Three Months Ended June 30, 2003
         and June 30, 2002.......................................................................     4

         Condensed Statement of Stockholders' Equity -
         Three Months Ended June 30, 2003 .......................................................     5

         Condensed Statements of Cash Flows -
         Three Months Ended June 30, 2003
         and June 30, 2002.......................................................................     6

         Notes to Unaudited Condensed Financial Statements.......................................     7


         Item 2.     Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations...............................................................     9

         Item 4.     Evaluation of Disclosure Controls and Procedures   .........................    11

PART II. OTHER INFORMATION

         Item 6.     Exhibits and Reports on Form 8-K............................................    11

SIGNATURES           ............................................................................    12

PART I.    FINANCIAL INFORMATION
BARRISTER GLOBAL SERVICES NETWORK, INC.
CONDENSED BALANCE SHEETS
(In thousands)(unaudited)

                                                            June 30       March 31
                                                           ----------    ----------
                                                              2003          2003
                                                           ----------    ----------
ASSETS
CURRENT ASSETS:
   Cash and equivalents                                    $    1,526    $    1,630
   Short-term investments                                         697         1,155
   Accounts receivable                                          1,395         1,272
   Service parts inventory                                        647           575
   Prepaid expenses                                                42            29
   Income taxes                                                    82            82
                                                           ----------    ----------
                Total current assets                            4,389         4,743
                                                           ----------    ----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, AT COST                   1,675         1,639
   Less accumulated depreciation                                  858           799
                                                           ----------    ----------
                Net equipment and leasehold improvements          817           840
                                                           ----------    ----------
GOODWILL                                                        2,192         2,192
INTANGIBLE ASSETS                                                 150           168
DEFERRED TAX ASSETS                                                77            77
OTHER ASSETS                                                       48            47
                                                           ----------    ----------
                                                           $    7,673    $    8,067
                                                           ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current installments of long-term debt                  $      859    $      870
   Accounts payable                                               506           551
   Accrued compensation and benefits                              390           527
   Customer advances and unearned revenue                       1,365         1,230
   Other accrued expenses                                          40            55
                                                           ----------    ----------
                Total current liabilities                       3,160         3,233
                                                           ----------    ----------

DEFERRED                                                          149           175
COMPENSATION                                                      814           835
LONG-TERM DEBT, EXCLUDING CURRENT INSTALLMENTS

STOCKHOLDERS' EQUITY:
   Preferred stock                                                 --            --
   Common stock, $.24 par value, 11,901,326
         shares outstanding                                     2,867         2,867
   Additional paid-in capital                                  23,025        23,025
   Accumulated deficit                                        (22,291)      (21,973)
   Treasury stock at cost, 43,637 shares                          (27)          (27)
   Note receivable for treasury shares issued                     (24)          (24)
   Accumulated other comprehensive loss                            --           (44)
                                                           ----------    ----------
                Total stockholders' equity                      3,550         3,824
                                                           ----------    ----------
                                                           $    7,673    $    8,067
                                                           ==========    ==========

See accompanying notes to condensed financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

                                                               Three months ended
                                                           ------------------------
                                                             June 30       June 30
                                                              2003          2002
                                                           ----------    ----------
REVENUES                                                   $    2,897    $    3,113

COSTS AND EXPENSES:
   Cost of services                                             2,225         2,453
   Selling, general and administrative expenses                 1,042           933
                                                           ----------    ----------
OPERATING LOSS                                                   (370)         (273)
                                                           ----------    ----------

OTHER EXPENSE (INCOME):
   Interest expense to related party                               --             4
   Other interest income                                           --           (31)
   Common stock received from demutualization                      --          (428)
   Gain on sale of Common stock                                   (52)           --
                                                           ----------    ----------
       Total other income                                         (52)         (455)
                                                           ----------    ----------

(LOSS) EARNINGS BEFORE INCOME TAXES                              (318)          182

Income tax expense (benefit)                                       --            67
                                                           ----------    ----------
NET (LOSS) EARNINGS                                        $     (318)   $      115
                                                           ==========    ==========



BASIC AND DILUTED (LOSS) EARNINGS PER COMMON SHARE:        $     (.03)   $      .01
                                                           ==========    ==========

Weighted average number of common shares outstanding:
         Basic                                                 11,901        11,866
                                                           ==========    ==========
         Diluted                                               11,901        11,872
                                                           ==========    ==========

See accompanying notes to condensed financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)
(In thousands)



                                         Additional                   Accumulated other    Treasury
                               Common      paid-in    Accumulated      comprehensive       stock and
                               stock       capital      deficit            loss           related note     Total
                              --------   ----------   -----------    -----------------    ------------    ------
Balance at March 31, 2003     $  2,867   $   23,025   $   (21,973)   $             (44)   $        (51)   $3,824


Reversal of unrealized loss
on sale of securities               --           --            --                   44              --        44

Net loss                            --           --          (318)                  --              --      (318)
                              --------   ----------   -----------    -----------------    ------------    ------
Balance at June 30, 2003      $  2,867   $   23,025   $   (22,291)   $              --    $        (51)   $3,550
                              ========   ==========   ===========    =================    ============    ======



See accompanying notes to condensed financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

                                                                       Three months ended
                                                                    ------------------------
                                                                      June 30      June 30
                                                                       2003          2002
                                                                    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss) earnings                                          $     (318)   $      115
       Adjustments to reconcile net (loss) earnings to net
          cash used by operating activities:
              Depreciation                                                  59            37
              Amortization                                                  18            --
              Common stock received from demutualization                    --          (428)
              Changes in current assets and liabilities:
                 Accounts receivable                                      (123)           64
                 Service parts inventories                                 (72)           99
                 Deferred and refundable income taxes                       --            67
                 Prepaid expenses                                          (13)          (39)
                 Accounts payable                                          (45)         (172)
                 Accrued compensation and benefits                        (135)         (201)
                 Customer advances and unearned revenues                   135           (18)
                 Other accrued expenses                                    (15)          (99)
                                                                    ----------    ----------
              Net cash used by operating activities                       (537)         (575)
                                                                    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Additions to equipment and leasehold
          improvements                                                     (36)          (24)
       Maturity of investments                                             502         1,691
       Purchases of  investments and marketable securities                  --          (946)
       Other assets                                                         (1)          (31)
                                                                    ----------    ----------
              Net cash provided by investing activities                    465           690
                                                                    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of debt                                                   (32)         (112)
                                                                    ----------    ----------
              Net cash used by financing activities                        (32)         (112)
                                                                    ----------    ----------

NET  (DECREASE) INCREASE IN CASH AND EQUIVALENTS                          (104)            3
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                              1,630         1,222
                                                                    ----------    ----------
CASH AND EQUIVALENTS AT END OF PERIOD                               $    1,526    $    1,225
                                                                    ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

       Interest paid                                                $        6    $        5
         Non-cash financing activity:
          Sale of treasury shares in exchange for note receivable   $       --    $       31

See accompanying notes to condensed financial statements.

BARRISTER GLOBAL SERVICES NETWORK, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Barrister Global Services Network, Inc. (the "Company") provides a variety of IT services for a broad range of multi-vendor computer related equipment including personal computers and equipment generally attached to local area networks, point of sale terminals and related equipment, and on-site, mission-critical repair, depot repair and warranty repair services. This comprehensive maintenance and warranty service is done on a contractual and time and materials basis. These services are provided through a network of service locations throughout the United States.

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations, and cash flows have been included. Operating results for the period ended June 30, 2003 are not necessarily indicative of the results to be expected for other interim periods or the full year. These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's Form 10-K for the fiscal year ended March 31, 2003. This report represents the Company's first time filing Form 10-QSB, previously the Company had been filing under Form 10-Q.

2. Cash and equivalents consist of cash and liquid debt instruments with maturity of three months or less from the date of purchase. Cash and equivalents are stated at cost plus accrued interest, which approximates market value. Short-term investments at June 30, 2003 contain held-to-maturity securities, based on the Company's ability and intent to hold the securities until maturity. The held-to-maturity securities are recorded at amortized cost adjusted for the accretion of discounts or cost plus accrued interest. At March 31, 2003, short-term investments also included shares of Principal Financial Group, Inc. ("Principal") common stock received in the demutualization of Principal, classified as available for sale securities with net unrealized gains or losses, if any, reported as a separate component of stockholders' equity, net of tax. The Company sold the Principal common stock during the quarter ended June 30, 2003 for a gain of $52,000.

3. On July 15, 2002, the Company acquired all of the outstanding stock of Advantage Innovation, Inc. ("Advantage") for $1,200,000 in cash and future consideration of two contingent payments due on the first and second anniversaries of the closing. The Stock Purchase Agreement was amended in January 2003 to remove the previous contingent payment provision and replace them with installment payment provisions due July 31, 2003 and July 31, 2004 for $1,250,000 each, unless certain conditions are not met in which event each of the payments would be reduced by $531,000 to $719,000. Consequently the Company has accrued for a total of $1,438,000 at June 30, 2003. In the event that all of the contingencies related to the installment payments are met the Company would accrue up to $2,500,000. Subsequent to these Financial Statements, on July 31, 2003 the first of the two installments payments was made in the amount of $1,250,000 of which $719,000 is included in short term debt on the balance sheets and $531,000 became additional Goodwill on July 31, 2003. Advantage was a privately held technical and computer services firm located in New Orleans, Louisiana performing repair services on personal computers and home appliances for insurance companies who provide warranties on such equipment. The acquisition has been accounted for as a purchase and, accordingly, the operating results of Advantage have been included in the Company's financial statements since the date of acquisition. The assets acquired and liabilities assumed were recorded at estimated fair values based on fair values at the date of acquisition. Liabilities assumed in this acquisition were $810,000. The excess of the initial purchase price over fair value of the net assets acquired was approximately $2,411,000, of which $219,000 was allocated to identifiable intangible assets and $2,192,000 has been allocated to goodwill. The pro forma results for the quarter ended June 30, 2002, had the acquisition occurred at the beginning of the period, are as follows: Revenues of $4,009,000; net earnings of $171,000; and net earnings per common share, basic and diluted of $.01. The pro forma amounts do not purport to be indicative of the actual results that would have occurred had the transaction been consummated on April 1, 2002 or of the future results of operations which will be obtained as a result of the consummation of the transaction.

4. The Company has adopted Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the standard also requires prominent disclosures in the Company's financial statements about the method of accounting used for stock-based employee compensation, and the effect of the method used when reporting financial results.

5. In June 2002 the Company received 14,159 shares of Principal common stock issued to the Company in connection with the demutualization of Principal. The shares issued pertained to the Company's defined benefit pension plan which had been terminated in 1991. The value of these shares was recorded in total other income for the quarter ended June 30, 2002. The shares were subsequently sold in June 2003 for a net gain of $52,000. Changes in the fair market value of the shares during the holding period were shown in accumulated other comprehensive income or loss, as the asset was considered to be an available-for-sale security.

6. The weighted average common shares used in the computation of basic and diluted earnings per share were as follows:

                                                               June 30   June 30
                                                                2003      2002
                                                               -------   -------
Basic:
     Weighted average number of shares outstanding              11,901    11,866
Diluted:
     Dilutive effect of stock options                               --         6
                                                               -------   -------
          Total weighted average dilutive shares outstanding    11,901    11,872
                                                               =======   =======

7. No employee stock based compensation expense was reported for the quarters ended June 30, 2003 or June 30, 2002, since any options are granted with exercise prices equal to the market value per share. Had the Company determined compensation cost based on the fair value of the options at grant date, the reported net loss of June 30, 2003 would be increased to $(330,000) or $(.03) per share and the reported earnings for June 30, 2002 would be decreased to $86,000 or $.01 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         For the quarter ended June 30, 2003, revenues decreased approximately 6.9% from the same quarter in 2002. Revenues from hardware maintenance contracts decreased 27.3% for the quarter to $1,660,000 from $2,282,000 for the first quarter of the prior year. This reduction primarily resulted from the non-renewal of a large contract by a customer of one of our long-time business partners as of September 30, 2002. This decrease was partially offset from growth in services provided on a time and materials basis which increased by 54.0% for the comparative first quarters, from $803,000 to $1,237,000. The principal reason for this increase was revenues generated from the business acquired on July 15, 2002 from Advantage Innovation, Inc. ("Advantage").

         The cost of services decreased as a percentage of revenues from 78.8% in the first quarter of the prior year to 76.8% in the first quarter of the current year. This improvement primarily resulted from a lower cost of contracted service providers supplied by the business acquired from Advantage and used to service calls in the current quarter on a Company wide basis.

         Selling, general and administrative expenses were 36.0% of revenues for the first quarter of this year compared to 30.0% for the comparative quarter last year. The principal reasons for this increase was expenditures for outside consultants currently assisting the Company in strategic decisions, the increased rent expense of the Company's new headquarters and operations center, higher depreciation expenses related to assets acquired in the prior year, and amortization expense from the intangible assets acquired from the Advantage purchase in July of 2002. Additionally some portion of the general and administrative expenses are relatively fixed and become an increased percentage on the lower revenue attained.

         The decrease in net interest income for the comparative first quarters resulted from lower interest rates and a reduction in amount invested. For the quarter ended June 30, 2003 other income resulted from a gain recognized on the sale of 14,159 shares of Principal Financial Group, Inc. common stock received in June 2002 in connection with the demutualization of Principal. Total other income for the quarter ended June 30, 2002 primarily resulted from the receipt of those shares.

         No additional tax benefits were established in the statements of operations for the quarter ended June 30, 2003, since the Company has fully reserved for the tax effect of net deductible temporary differences and loss carryforwards. These benefits will be recorded in future periods as they are realized or as their realization becomes predictable. Income taxes recorded in the prior year first quarter approximated the statutory tax rate.

FINANCIAL CONDITION

         Cash and equivalents, short-term investments and marketable securities totaled $2,223,000 at June 30, 2003 and $2,785,000 at March 31, 2003. The net
decrease of $562,000 was primarily a result of net cash used by operating activities of $537,000

         On July 15, 2002, the Company acquired the stock of Advantage Innovation, Inc. for an initial cash payment of $1,200,000, with two additional and conditional payments on the first and second anniversaries of the closing. The Agreement provides for installment payment provisions due July 31, 2003 and July 31, 2004 for $1,250,000 each, unless certain conditions are not met in which event each of the payments would be reduced to $719,000. The first of these payments ($1,250,000) was subsequently made on July 31, 2003.

         In addition to the July 31, 2003 cash payment made to Advantage, the principal cash requirements expected for fiscal 2004 are debt repayments of $151,000 and normal additions to equipment and leasehold improvements. The Company's cash and investments will be sufficient to cover working capital, capital expenditure requirements and debt repayments in fiscal 2004 only if the Company is successful in increasing its revenues or decreasing its costs, or in obtaining additional financing. There can be no assurance that it will be able to generate positive cash from operations or that sufficient cash will be available to meet its required needs and obligations.

AMEX LISTING

         In June of 2002, the Company announced that it was informed by the American Stock Exchange (AMEX) that it had fallen below certain of the Exchange's continued listing standards. The Company submitted a plan to AMEX that would return the Company to profitability by March 31, 2003, which it failed to meet. In addition, the Company has not been able to regain compliance with the exchange's continued listing standards through the quarter ended June 30, 2003. The Company expects to receive de-listing notice in the near future. If the Company is delisted, trading of our common stock may be conducted in the over-the-counter market on the "pink sheets" or, possibly, the NASD's "Electronic Bulletin Board". In either of these cases, investors could find it more difficult to buy or sell, or to obtain accurate quotations as to the value of our common stock. Also the trading price per share of our common stock likely would be reduced as a result.

NEW ACCOUNTING PRONOUNCEMENTS

          The Company has adopted Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the standard also requires prominent disclosures in the Company's financial statements about the method of accounting used for stock-based employee compensation, and the effect of the method used when reporting financial results.

FORWARD-LOOKING STATEMENT

         When used in this report, the words "expects", "believes" and "intends" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business in the Company's periodic reports on Form 10-K and 10-QSB filed with the Securities and Exchange Commission.

ITEM 4.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14 and 15d-14 as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

         (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:
                         Exhibit 31 - Section 302 Certifications
                         Exhibit 32 - Section 906 Certifications "Furnished"

         (b)      Reports on Form 8-K:

         Report filed on June 27, 2003 regarding press release, dated June 27, 2003 announcing the Company's financial results for March 31, 2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BARRISTER GLOBAL SERVICES NETWORK, INC.




Date:       August 13, 2003              By:        /s/   William O. Bray
      ------------------------------         -----------------------------------
                                                        William O. Bray
                                                          President
                                                              and
                                                     Chief Executive Officer




Date:       August 13, 2003              By:        /s/    Thomas Wrinn
      ------------------------------         -----------------------------------
                                                       Thomas Wrinn
                                                        Controller
                                               (Acting Chief Financial Officer)